Form 10-Q
period 2015-09-30
Zynerba Pharmaceuticals, Inc.
filed 2015-11-12
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2015 there were 9,199,919 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$44,806,731	$9,330,681
Deferred offering costs	—	1,080,199
Prepaid expenses and other current assets	2,059,169	1,183,949
Total current assets	46,865,900	11,594,829
Property and equipment, net	229,012	19,642
Other assets	200	2,200
Total assets	$47,095,112	$11,616,671
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$615,530	$313,937
Accrued expenses	1,207,698	1,711,473
Deferred grant revenue	890,500	1,120,125
Total current liabilities	2,713,728	3,145,535
Commitments and contingencies
Convertible Preferred Stock:
Series 1 convertible preferred stock, $0.001 par value; 7,807,502 shares authorized; 0 shares and 6,964,053 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	16,522,811
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares and 50,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 9,199,920 shares and 2,029,747 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9,200	2,030
Additional paid-in capital	61,512,978	1,975,000
Accumulated deficit	(17,140,794)	(10,028,705)
Total stockholders' equity (deficit)	44,381,384	(8,051,675)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$47,095,112	$11,616,671

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$199,407	$525,471	$229,625	$735,855
Operating expenses:
Research and development	2,271,968	932,838	4,136,659	1,585,711
General and administrative	1,922,755	2,107,520	3,208,003	3,413,560
Total operating expenses	4,194,723	3,040,358	7,344,662	4,999,271
Loss from operations	(3,995,316)	(2,514,887)	(7,115,037)	(4,263,416)
Other income (expense):
Interest income (expense), net	1,572	(359)	2,948	(1,844)
Net loss	(3,993,744)	(2,515,246)	(7,112,089)	(4,265,260)
Accretion of redeemable convertible preferred stock	—	—	—	(87,954)
Net loss applicable to common stockholders	$(3,993,744)	$(2,515,246)	$(7,112,089)	$(4,353,214)

Net loss per share basic and diluted	$(0.66)	$(2.64)	$(2.37)	$(6.19)
Basic and diluted weighted average shares outstanding	6,045,211	954,167	2,998,480	703,321

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Nine months ended September 30, 2015
			Stockholders' equity (deficit)
	Convertible preferred stock
	Series 1		Common stock
							Total
					Additional	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	paid-capital	deficit	equity (deficit)
Balance at January 1, 2015	6,964,053	$16,522,811	2,029,747	$2,030	$1,975,000	$(10,028,705)	$(8,051,675)

Conversion of Series 1 convertible preferred stock	(6,964,053)	(16,522,811)	3,704,216	3,704	16,519,107	—	16,522,811
Issuance of common stock, net of issuance costs	—	—	3,450,000	3,450	42,118,554	—	42,122,004
Exercise of stock options	—	—	15,957	16	63,493	—	63,509
Stock-based compensation expense	—	—	—	—	836,824	—	836,824
Net loss	—	—	—	—	—	(7,112,089)	(7,112,089)

Balance at September 30, 2015	—	$—	9,199,920	$9,200	$61,512,978	$(17,140,794)	$44,381,384

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,112,089)	$(4,265,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,772	25,612
Forgiveness of accounts payable	—	(180,782)
Common stock issued for services	—	2,063,565
Stock-based compensation	836,824	—
Loss on disposal of equipment	—	22,550
Changes in operating assets and liabilities:
Grant receivables	—	9,866
Prepaid expenses and other assets	(873,220)	245,122
Deferred grant revenue	(229,625)	(542,515)
Accounts payable	1,289,307	413,264
Accrued expenses	(516,637)	134,153
Net cash used in operating activities	(6,592,668)	(2,074,425)
Cash flows from investing activities:
Purchases of property and equipment	(176,096)	(15,392)
Net cash used in investing activities	(176,096)	(15,392)
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock, net	—	309,911
Proceeds from issuance of Series 1 convertible preferred stock, net	—	6,487,672
Proceeds from the issuance of common stock, net of offering costs	42,181,305	1,409
Proceeds from the exercise of stock options	63,509	—
Repayment of borrowings	—	(499,996)
Net cash provided by financing activities	42,244,814	6,298,996
Net increase in cash and cash equivalents	35,476,050	4,209,179
Cash and cash equivalents at beginning of period	9,330,681	154,695
Cash and cash equivalents at end of period	$44,806,731	$4,363,874

Supplemental disclosures of cash flow information:
Accrued dividends on redeemable convertible preferred stock	$—	$48,078
Accretion of redeemable convertible preferred stock	—	39,876
Deferred offering costs included in accounts payable	59,301	—
Series 1 convertible preferred stock issuance costs included in accounts payable	—	1,003
Cash paid for interest	—	1,920

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc. and its subsidiary (the “Company”, “we”) is a specialty pharmaceutical company focused on developing and commercializing proprietary next-generation synthetic cannabinoid therapeutics formulated for transdermal delivery. The Company was incorporated on January 31, 2007 under the laws of the State of Delaware as AllTranz, Inc. and changed its name to Zynerba Pharmaceuticals, Inc. in August 2014. The Company operated in Lexington, Kentucky until October 2014 when it moved its operations to Pennsylvania.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $17.1 million as of September 30, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenues from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of convertible promissory notes and equity securities.

In August 2015, the Company completed its Initial Public Offering (IPO) of common stock selling 3,450,000 shares at an offering price of $ 14.00 per share, resulting in gross proceeds of $48.3 million.  Net proceeds received after underwriting fees and offering expenses were $42.1 million.  In connection with the IPO, all outstanding shares of Series 1 convertible preferred stock converted into 3,704,216 shares of common stock.  Management believes that current cash and cash equivalents and the proceeds from the August 2015 IPO are sufficient to fund operations through the end of 2017. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2015 and its results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2014 included in the final prospectus dated August 5, 2015 filed with the SEC.

b. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following potentially dilutive securities outstanding as of September 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	September 30,
	2015	2014
Redeemable convertible preferred stock	—	2,132,030
Stock options	1,637,399	—
Unvested restricted stock	434,914	—
	2,072,313	2,132,030

d. Split of Common Stock

On July 22, 2015, the Board of Directors approved a reverse stock split of the Company's common stock at a ratio of one share for every 1.88 shares previously held. The reverse stock split was effected on July 30, 2015. All common stock share and per share data included in the consolidated financial statements reflect the reverse stock split.

e. Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material.

f. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Fair Value Measurements

The Company utilizes a valuation hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques related to its financial assets and financial liabilities. The

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's cash equivalents measured at fair value on a recurring basis:

		Fair Value Measurement
		as of September 30, 2015
	Carrying value
	as of September 30,
	2015	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$44,202,948	$44,202,948	—	—

		Fair Value Measurement
		as of December 31, 2014
	Carrying value
	as of December 31,
	2014	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$9,004,991	$9,004,991	—	—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Prepaid development expenses	$1,605,286	$1,143,308
Prepaid insurance	404,896	18,491
Other	48,987	22,150
Total prepaid expenses and other current assets	$2,059,169	$1,183,949

(5) Property and Equipment

Property and equipment consisted of the following:

	Estimated
	useful life	September 30,	December 31,
	(in years)	2015	2014
Equipment	5	$132,945	$4,325
Computer equipment	3	23,632	17,139
Furniture and fixtures	5	88,810	1,781
Total cost		245,387	23,245
Less accumulated depreciation		(16,375)	(3,603)
Property and equipment, net		$229,012	$19,642

Depreciation expense was $8,230 and $6,850 for the three months ended September 30, 2015 and 2014,

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively.  Depreciation expense was $12,772 and $25,612 for the nine months ended September 30, 2015 and 2014, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
Deferred offering costs	$—	$1,080,199
Grants payable	—	400,000
Accrued research and development	541,728	—
Accrued compensation	407,444	37,045
Other	258,526	194,229
Total accrued expenses	$1,207,698	$1,711,473

(7) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (“2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to purchase an aggregate of 2,450,000 shares of the Company’s common stock to employees, officers, directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non-employees.

In October and December 2014, the Company entered into employment contracts and agreements in connection with the hiring of its key executives and certain consultants and issued stock options to purchase 542,550 shares of common stock with an exercise price of $3.98 per share and 579,882 shares of restricted common stock, all of which have certain performance-based and time-based vesting criteria.

In January 2015, the Company entered into an employment contract in connection with the hiring of an executive and issued stock options to purchase 63,829 shares of common stock with an exercise price of $3.98 per share that have certain performance-based and time-based vesting criteria.

The stock options and restricted stock awards vested 25% upon the closing of the Company’s IPO and the remaining 75% vests quarterly over the three years following the closing of the Company’s IPO.  Accordingly, prior to the Company’s IPO in August 2015, no expense had been recorded for the stock option grants and restricted stock awards.

During the three months ended September 30, 2015, the Company granted 1,046,977 stock options, which included 1,001,977 stock options that were granted to employees and the Company’s Board of Directors at the time of the Company’s IPO. The stock options granted to the Company’s employees primarily vest 25% upon the first anniversary of the relative grant date and quarterly over three years thereafter. The stock options granted to the Company’s Board of Directors vest in equal one-third increments on the anniversary of the Company’s IPO for three consecutive years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Three and nine months ended
	September 30, 2015
	Research and Development	General and Administrative	Total
Stock option grants	$180,022	$379,813	$559,835
Restricted stock awards	117,147	159,842	276,989
	$297,169	$539,655	$836,824

The Company expects to record an additional $10.0 million of stock-based compensation expense related to the 1,637,399 stock option grants outstanding as of September 30, 2015 over a weighted-average period of 3.62 years.  The Company also expects to record an additional $0.7 million of stock-based compensation expense related to the 434,914 unvested restricted stock awards as of September 30, 2015 over a weighted-average period of 2.84 years.

The following table summarizes the stock option activity under the 2014 Plan.

	Nine months ended September 30, 2015
		Weighted
		Average	Weighted
		Grant Date	Average
	Options	Fair Value	Exercise Price
Outstanding as of December 31, 2014	542,550	$0.84	$3.98
Granted	1,110,806	$9.13	$13.58
Exercised	(15,957)	$0.84	$3.98
Outstanding as of September 30, 2015	1,637,399	$6.47	$10.49

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 was estimated using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 76%- 77%, risk free interest rate of 1.7%- 2.0%, expected term of 5.75 years to 6.25 years and 0% expected dividend yield.

The following table summarizes the restricted stock award activity under the 2014 Plan.

	Nine months ended
	September 30, 2015
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2014	579,882	$1.65
Vested	(144,968)	$1.65
Unvested as of September 30, 2015	434,914	$1.65

As of September 30, 2015, 136,885 stock options with a weighted average grant date fair value of $0.92 were exercisable, and the Company expects 1,500,514 stock options and 434,914 restricted stock awards to vest. As of September 30, 2015, 216,762 shares are available for issuance under the 2014 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Forward-looking Statements” and “Risk Factors”, and “Risk Factors” in the Company’s Prospectus.

Overview

Company Overview

We are a ten-year-old specialty pharmaceutical company focused on developing and commercializing proprietary next-generation synthetic cannabinoid therapeutics formulated for transdermal delivery. Our management team is highly experienced and has a successful history of development, regulatory approval and commercialization of patch and gel transdermal delivery products. We are evaluating two patent-protected product candidates, ZYN002 and ZYN001, in five indications. We intend to study ZYN002 in patients with refractory epilepsy, Fragile X syndrome (FXS) and osteoarthritis (OA). We intend to study ZYN001 in patients with fibromyalgia and peripheral neuropathic pain. We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens. We initiated Phase 1 clinical trials for ZYN002 in October 2015 and expect to initiate Phase 1 trials for ZYN001 by mid-2016. We are conducting our Phase 1 clinical trials for ZYN002 in Australia and we expect to conduct our Phase 2 clinical trials for ZYN002 in Australia. We did not file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) prior to the commencement of those clinical trials. We must file an IND with the FDA and receive approval from the U.S. Drug Enforcement Agency (DEA) prior to commencement of any clinical trials in the United States. We plan to conduct our Phase 1 clinical trials for ZYN001 in the United States, subject to applicable regulatory approval. We plan to submit New Drug Applications for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol (CBD), andΔ 9-tetrahydrocannabinol (THC). Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, FXS and arthritis and THC has positive effects on treating pain. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies. In addition to ZYN002 and ZYN001 potentially offering first-line therapies to patients suffering from FXS, OA, fibromyalgia and peripheral neuropathic pain, we believe ZYN002 may provide a complementary treatment for patients suffering from epilepsy who are refractory to their current treatment regimens.

ZYN002 is the first and only synthetic CBD formulated as a permeation-enhanced gel for transdermal delivery, which is patent-protected through 2030. CBD is the primary non-psychoactive component of Cannabis. In preclinical animal studies, ZYN002's permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first-pass liver metabolism. In addition, an in vitro study performed by us demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects, which may be avoided or minimized with the transdermal delivery of ZYN002, which avoids the gastrointestinal tract and potential stomach acid degradation. ZYN002 is targeting treatment of refractory epilepsy, FXS and OA, which collectively affect millions of patients using treatments that currently comprise a multi-billion dollar market. FXS may qualify for orphan drug designation in the United States because the number of patients in the United States with FXS is less than 100,000. We requested orphan drug designation from the FDA in the second half of 2015.

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

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the table below:

Current
Product			Development
Candidate	Target Indication	Delivery Method	Status	Expected Next Steps
ZYN002	Refractory Epilepsy	Permeation-enhanced Gel	Phase 1	2H16: Initiate Phase 2a
Fragile X Syndrome
Osteoarthritis
ZYN001	Fibromyalgia	Transdermal Patch	Preclinical	Mid-2016: Initiate Phase 1
	Peripheral Neuropathic Pain			1H17: Initiate Phase 2a

We have never been profitable and have incurred net losses since inception. Our net losses were $7.1 million for the nine months ended September 30, 2015. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenues

Our revenues consist of state and federal research grants and, historically, fees received from research services for third-party product development. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Grant revenues received are deferred until the related expenditures are incurred. Revenues in each of the periods presented were related to work performed in connection with grants received.

Research and Development Expenses

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

We incurred research and development expenses of $2.3 million and $4.1 million for the three and nine months ended September 30, 2015, respectively.

We expect that our research and development expenses in 2015 and for the next several years will be higher than in 2014 as a result of the work needed for our Phase 1 clinical trials of ZYN002, initiated in October 2015, and the expected initiation of our Phase 1 clinical trials for ZYN001 by mid-2016. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Income Taxes

As of December 31, 2014, we had $6.9 million of federal operating loss carryforwards and $0.2 million of research tax credit carryforwards available to offset future taxable income. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. The Tax Reform Act of 1986, (“Act”) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

Revenues

Revenues decreased by $0.3 million, or 62.1%, to $0.2 million for the three months ended September 30, 2015 from $0.5 million for the three months ended September 30, 2014. The decrease from 2014 reflected the termination of work on two grants and a temporary slowdown in research activities associated with our remaining grant.

Research and Development Expenses

Research and development expenses increased by $1.3 million, or 143.6%, to $2.3 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. The increase was primarily the result of increased consulting and compensation expense of approximately $1.4 million related to increased product development activities, which was partly offset by lower spending on university contracted services, repair and maintenance and lab supplies.

Our expenditures associated with ZYN002, ZYN001 and other general research and development for the three months ended September 30, 2015 were $1.0 million, $0.7 million and $0.6 million, respectively. Our expenditures associated with ZYN001 and our other projects in the three months ended September 30, 2014 were $0.4 million and $0.5 million, respectively; minimal expenditures were made for ZYN002 during the 2014 three-month period.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 8.8%, to $1.9 million for the three months ended September 30, 2015 from $2.1 million for the three months ended September 30, 2014.  Legal and patent costs decreased from the prior-year period by approximately $0.8 million and consulting and compensation expense decreased approximately $0.1 million from the 2014 three-month period.  Those decreases were offset by an increase in professional services fees of approximately $0.1 million, an increase in insurance costs of approximately $0.1 million, and a $0.5 million termination payment incurred in the current-year period.

The decrease in legal and patent costs from the 2014 three-month period is due primarily to costs associated with the transfer of non-cannabinoid IP to former management in 2014 that did not recur in the 2015 period.  The decrease in consulting and compensation costs from the 2014 three-month period is due primarily to severance charges incurred in the prior year period, partially offset by an increase in personnel costs as a result of our efforts to establish an infrastructure to support our product development activities. The increases in professional service costs and insurance costs were primarily the result of additional costs associated with becoming a public company.  The $0.5 million payment during the three months ended September 30, 2015 was made to Broadband Capital Management (“BCM”), a broker-dealer, in connection with our termination of the BCM engagement.

Other Income (Expense)

During the three months ended September 30, 2015, the Company recognized interest income compared to net interest expense for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

Revenues decreased by $0.5 million, or 68.8%, to $0.2 for the nine months ended September 30, 2015 from $0.7 million for the nine months ended September 30, 2014. The decrease from 2014 reflected the termination of work on two grants and a temporary slowdown in research activities associated with our remaining grant.

Research and Development Expenses

Research and development expenses increased by approximately $2.5 million, or 160.9%, to $4.1 million for the nine months ended September 30, 2015 from $1.6 million for the nine months ended September 30, 2014. The increase was primarily the result of increased consulting and compensation expense of approximately $2.7 million related to increased product development activities, which was partly offset by lower spending on university contracted services, repair and maintenance and lab supplies.

Our expenditures associated with ZYN002, ZYN001 and other general research and development for the nine months ended September 30, 2015 were $1.6 million, $1.3 million and $1.2 million, respectively. Our expenditures associated with ZYN001 and our other projects in the nine months ended September 30, 2014 were $0.6 million and $0.9 million, respectively; minimal expenditures were made for ZYN002 during the 2014 nine-month period.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 6.0%, to $3.2 million for the nine months ended September 30, 2015 from $3.4 million for the nine months ended September 30, 2014.  We experienced increases in general and administrative expenses related to (1) professional service fees associated with costs of becoming a public company of approximately $0.2 million, (2) insurance costs associated with new personnel and additional costs for our directors and officers resulting from our IPO in August 2015 of $0.1 million and (3) a $0.5 million payment incurred in the 2015 nine-month period in connection with our termination of the BCM engagement.

Those increases  were offset primarily by decreases of consulting and personnel costs of $0.6 million, and legal and patent costs of $0.4 million. Consulting costs for the nine months ended September 30, 2014 included $0.3 million paid to affiliates of a new investor for the reimbursement of legal fees and $0.8 million in non-cash expense recognized on the issuance of common stock to a new investor for consulting services rendered; those 2014 costs more than offset increases in personnel costs during the 2015 nine-month period resulting from our efforts to establish an infrastructure to support our product development activities.  In addition, general and administrative expenses for the nine months ended September 30, 2014 reflected the benefit of $0.2 million related to the forgiveness of accounts payable.

Other Income (Expense)

During the nine months ended September 30, 2015, the Company recognized interest income compared to net interest expense of for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our recent IPO, which raised $42.1 million of net proceeds) and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenues from the sale of products, and we do not anticipate generating any revenues from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents, which totaled $44.8 million. Our working capital was $44.2 million as of September 30, 2015.

In August 2015, we completed our IPO, selling 3,450,000 shares at an offering price of $14.00 per share resulting in gross proceeds of $48.3 million. Net proceeds received after underwriting fees and offering expenses were approximately $42.1 million. In connection with the closing of the IPO, all outstanding shares of our Series 1 convertible preferred stock were converted into an aggregate of 3,704,216 shares of common stock. Based on our current operating plans, we expect that the net proceeds from our IPO and our existing cash and cash equivalents will be sufficient to fund our operations and capital requirements through the end of 2017. We believe that these available funds will be sufficient to become Phase 3 ready, completing Phase 1 clinical trials for each of our product candidates and Phase 2a clinical trials for each of our five indications. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Equity Financings

In August 2015 we completed our IPO, selling 3,450,000 shares of common stock at an offering price of $14.00 per share, resulting in gross proceeds of $48.3 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $42.1 million.

Debt

We had no debt outstanding as of September 30, 2015 or December 31, 2014.

Future Capital Requirements

During the nine months ended September 30, 2015, net cash used in operating activities was $6.6 million, and our accumulated deficit as of September 30, 2015 was $17.1 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and September 30, 2015.

	Nine months ended September 30,
	2015	2014
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(6,592,668)	$(2,074,425)
Investing activities	(176,096)	(15,392)
Financing activities	42,244,814	6,298,996
Net increase in cash and cash equivalents	$35,476,050	$4,209,179

Operating Activities

For the nine months ended September 30, 2015, cash used in operating activities was $6.6 million compared to $2.1 million for the nine months ended September 30, 2014. The increase from the comparable 2014 period was primarily the result of increased compensation costs related to an increase in the number of employees hired to support our product development activities, an increase in prepaid expenses and a decrease in grant revenue and accrued expenses.  The increase in cash used in operating activities was partially offset by an increase in accounts payable.

We expect cash used in operating activities to continue to increase in 2015 as compared to 2014 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the nine months ended September 30, 2015 and September 30, 2014, cash used in investing activities was $0.2 million and less than $0.1 million, respectively, representing the cost of computer equipment, furniture and fixtures associated with the establishment of our new corporate headquarters, as well as the purchase of certain development equipment during the three months ended September 30, 2015.

Financing Activities

Cash provided by financing activities was $42.2 million and $6.3 million in the nine months ended September 30, 2015 and 2014, respectively,  representing proceeds from the issuance of equity securities in the periods. Those proceeds related to our IPO and stock option exercises in the 2015 nine-month period, and the issuance of shares of our Series B redeemable convertible preferred stock and our Series 1 convertible preferred stock in the 2014 nine-month period. Proceeds from equity issuances in the prior-year period were partially offset by the repayment of a forgivable loan in September 2014.

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

As of September 30, 2015, we had cash and cash equivalents of $44.8 million consisting primarily of cash and money market accounts. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described under the heading “Risk Factors” in the Company’s Prospectus.  There have been no material changes to the risk factors disclosed in the Company’s Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2015, we granted options to purchase an aggregate of 1,046,977 shares of our common stock, which included options to purchase 1,001,977 shares of our common stock with an exercise price of $14.00 per share that were granted to eight employees and six directors at the time of our IPO.

On September 11, 2015, we issued 15,957 shares of our common stock to an employee upon the exercise of options previously granted, at an exercise price of $3.98 per share for a total purchase price of $63,508.86.

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

On August 10, 2015 we received proceeds from the IPO of $44.8 million, which was net of underwriting discounts and commissions of approximately $3.5 million.  Of this amount, we paid offering expenses of approximately $2.7 million. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

As of September 30, 2015, we have used approximately $1.9 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our recently initiated Phase 1 clinical trial), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: November 12, 2015	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: November 12, 2015	By:	/s/ RICHARD A. BARON
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
101†

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited); (ii) the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited); (iii) the Consolidated Statement of Convertible Preferred Stock and Stockholders’ Deficit for the Nine Months Ended September 30, 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014  (Unaudited) and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†

Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.