Form 10-Q
period 2016-03-31
Zynerba Pharmaceuticals, Inc.
filed 2016-05-12
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016 there were 9,199,919 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	the success and timing of our preclinical studies and clinical trials;
•	the potential results of preclinical studies and clinical trials for ZYN002 and ZYN001;
•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of ZYN002 and ZYN001;
•	our plans and ability to develop and commercialize ZYN002 and ZYN001;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	the size and growth of the potential markets for ZYN002 and ZYN001, market acceptance of ZYN002 and ZYN001 and our ability to serve those markets;
•	the rate and degree of market acceptance of ZYN002 and ZYN001;
•	legal and regulatory developments in the United States and foreign countries;
•	our ability to limit our exposure under product liability lawsuits;
•	the success of competing therapies and products that are or become available;
•	our exposure to additional scrutiny as a public company;
•	our use of the proceeds from our initial public offering (“IPO”);
•	obtaining and maintaining intellectual property protection for ZYN002 and ZYN001;
•	recently enacted and future legislation regarding the healthcare system;
•	the performance of third parties upon which we depend, including third-party contract research organizations (“CROs”) and third-party manufacturers;
•	our ability to recruit or retain key scientific or management personnel or to retain our executive officers; and
•	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”) under the caption “Item 1.A Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$36,809,693	$41,513,060
Incentive receivable	356,718	356,718
Prepaid expenses and other current assets	1,359,890	1,545,917
Total current assets	38,526,301	43,415,695
Property and equipment, net	223,180	227,646
Other assets	352,980	200
Total assets	$39,102,461	$43,643,541
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$989,414	$823,401
Accrued expenses	1,090,724	2,272,991
Deferred grant revenue	833,974	841,225
Total current liabilities	2,914,112	3,937,617
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 9,199,919 shares and 9,199,919 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,200	9,200
Additional paid-in capital	63,040,578	62,276,779
Accumulated deficit	(26,861,429)	(22,580,055)
Total stockholders' equity	36,188,349	39,705,924
Total liabilities and stockholders' equity	$39,102,461	$43,643,541

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2016	2015
Revenue	$7,250	$14,828
Operating expenses:
Research and development	2,568,989	853,704
General and administrative	1,680,130	653,773
Total operating expenses	4,249,119	1,507,477
Loss from operations	(4,241,869)	(1,492,649)
Other income (expense):
Interest income	12,377	680
Foreign exchange loss	(23,148)	—
Total other income (expense)	(10,771)	680
Loss before income taxes	(4,252,640)	(1,491,969)
Income tax expense	28,734	—
Net loss	$(4,281,374)	$(1,491,969)

Net loss per share basic and diluted	$(0.49)	$(1.03)
Basic and diluted weighted average shares outstanding	8,823,951	1,449,865

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,281,374)	$(1,491,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,558	1,447
Stock-based compensation	763,799	—
Changes in operating assets and liabilities:
Incentive receivable	(352,780)	—
Prepaid expenses and other assets	186,027	(307,193)
Deferred grant revenue	(7,250)	(14,828)
Accounts payable	185,456	995,093
Accrued expenses	(1,182,268)	(1,097,979)
Net cash used in operating activities	(4,674,832)	(1,915,429)
Cash flows from investing activities:
Purchases of property and equipment	(28,535)	(6,277)
Net cash used in investing activities	(28,535)	(6,277)
Cash flows from financing activities:
Payment of offering costs	—	(33,000)
Net cash used in financing activities	—	(33,000)
Net decrease in cash and cash equivalents	(4,703,367)	(1,954,706)
Cash and cash equivalents at beginning of period	41,513,060	9,330,681
Cash and cash equivalents at end of period	$36,809,693	$7,375,975

Supplemental disclosures of cash flow information:
Deferred offering costs included in accounts payable and accrued expenses	—	1,391,756

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $26.9 million as of March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of convertible promissory notes and equity securities.

In August 2015, the Company completed its Initial Public Offering (“IPO”) of common stock selling 3,450,000 shares at an offering price of $14.00 per share, resulting in net proceeds of $42.1 million.  Management believes that current cash and cash equivalents and the proceeds from the Company’s IPO are sufficient to fund operations through the end of 2017. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiary have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”), filed with the Securities and Exchange Commission (“SEC”).

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c. Incentive Receivable

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia.  The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary may obtain a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is recorded as “Incentive receivable” on the accompanying consolidated balance sheets for the amount expected to be collected in the next twelve months. The amount expected to be collected subsequent to the next twelve months of $352,780 is recorded in “Other assets” on the accompanying consolidated balance sheet as of March 31, 2016.

d. Revenue

Revenue consists of state and federal research grants. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Grant revenue received is deferred until the related expenditures are incurred.

e. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Beginning in the fourth quarter of 2015, research and development costs are reduced by the Australian research and development incentive recorded in the respective period.

f. Net Loss per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of March 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2016	2015
Convertible preferred stock	—	3,704,216
Stock options	1,637,399	606,379
Unvested restricted stock	362,428	579,882
	1,999,827	4,890,477

The Company has corrected the net loss per share basic and diluted and basic and diluted weighted average shares outstanding calculations for the three months ended March 31, 2015 to exclude contingently redeemable shares. The Company had previously disclosed $0.74 net loss per share basic and diluted for the three months ended March 31, 2015 in the Company’s Form S-1.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

g. Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material.

h. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equivalents measured at fair value on a recurring basis:

		Fair Value Measurement
		as of March 31, 2016
	Carrying value
	as of March 31, 2016	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$36,544,729	$36,544,729	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$36,564,729	$36,564,729	$—	$—

		Fair Value Measurement
		as of December 31, 2015
	Carrying value
	as of December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$41,032,351	$41,032,351	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$41,052,351	$41,052,351	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Prepaid development expenses	$1,112,408	$1,211,668
Prepaid insurance	183,000	282,440
Other	64,482	51,809
Total prepaid expenses and other current assets	$1,359,890	$1,545,917

Included in prepaid development expenses above is research and grant revenue remitted to third-party research organizations of $833,974 and $841,225 as of March 31, 2016 and December 31, 2015, respectively, that will be recognized as research projects progress and expenses are incurred.

(5) Property and Equipment

Property and equipment consisted of the following:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2016	2015
Equipment	5	$139,526	$139,526
Computer equipment	3	27,111	23,632
Furniture and fixtures	5	99,731	94,118
Total cost		266,368	257,276
Less accumulated depreciation		(43,188)	(29,630)
Property and equipment, net		$223,180	$227,646

Depreciation expense was $13,558 and $1,447 for the three months ended March 31, 2016 and 2015, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued compensation	$357,899	$1,047,530
Accrued research and development	607,835	943,295
Other	124,990	282,166
Total accrued expenses	$1,090,724	$2,272,991

(7) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (“2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to purchase an aggregate of 2,450,000 shares of the Company’s common stock to employees, officers, directors, consultants, and advisors, subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year, commencing on January 1, 2017, equal to the lesser of 1.5 million shares and 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year.  In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. As of March 31, 2016, 216,762 shares are available for issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non-employee directors.

During the three months ended March 31, 2016, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Research and Development	General and Administrative	Total
Stock option grants	$223,373	$480,466	$703,839
Restricted stock awards	25,359	34,601	59,960
	$248,732	$515,067	$763,799

Vesting of the stock option grants and restricted stock awards issued prior to the Company’s IPO in August 2015 was contingent upon the closing of the Company’s IPO. Accordingly, prior to the Company’s IPO in August 2015, no expense had been recorded for the stock option grants and restricted stock awards.

The following table summarizes the stock option activity under the 2014 Plan for the three-month period ended March 31, 2016:

Weighted
		Average	Weighted
		Grant Date	Average
	Options	Fair Value	Exercise Price
Outstanding as of December 31, 2015 and March 31, 2016	1,637,399	$6.47	$10.49

As of March 31, 2016, there was $8,637,229 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.13 years. As of March 31, 2016, 327,633 stock options with a weighted average grant date fair value of $3.51 were exercisable, and the Company expects an additional 1,309,766 stock options to vest.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restricted stock award activity under the 2014 Plan for the three-month period ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2015	398,671	$1.65
Vested	(36,243)	$1.65
Unvested as of March 31, 2016	362,428	$1.65

As of March 31, 2016, there was $562,448 of unrecognized stock-based compensation expense related to unvested restricted stock awards as of March 31, 2016, which is expected to be recognized over a weighted-average period of 2.34 years. The Company expects all 362,428 unvested restricted stock awards to vest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report and the audited financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2015 Annual Report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this quarterly report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this quarterly report and our 2015 Annual Report.

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

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and ∆9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating refractory epilepsy, arthritis and FXS, and THC has positive effects on treating pain. In addition to ZYN002 and ZYN001 potentially offering first‑line therapies to patients suffering from OA, FXS, fibromyalgia and peripheral neuropathic pain, we believe ZYN002 may provide a complementary treatment for patients suffering from epilepsy who are refractory to their current treatment regimens.

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

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery via a patch and is patent‑protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal metabolic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity. In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism. In addition, preclinical testing conducted has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting two pain indications, fibromyalgia and peripheral neuropathic pain.

In October 2015, we initiated a Phase 1 single rising dose clinical trial for ZYN002 in healthy human subjects and in patients with refractory epilepsy to evaluate the tolerability and pharmacokinetic, or PK, profile of ZYN002. Initial results from healthy human subjects indicate the ZYN002 was safe and well-tolerated at all tested dose levels. In January

2016, we initiated a Phase 1 multiple rising dose clinical trial for ZYN002 in healthy volunteers and patients with epilepsy to examine the tolerability, PK and pharmacodynamics, or PD, of multiple doses of ZYN002.

We plan to evaluate the tolerability and PK profile of ZYN001 in a Phase 1 single rising dose clinical trial in healthy human subjects in the second half of 2016. Subsequent to the single rising dose clinical trials, we intend to conduct a Phase 1 multiple rising dose clinical trial to examine the tolerability, PK and PD of multiple doses of ZYN001 in healthy human subjects and in patients with fibromyalgia.

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

We have never been profitable and have incurred net losses since inception. Our net losses were $4.3 million for the three months ended March 31, 2016. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Revenue

Our revenue consists of state and federal research grants and, historically, fees received from research services for third-party product development. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Grant revenue received is deferred until the related expenditures are incurred. Revenue in each of the periods presented is related to work performed in connection with grants received.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in development and preclinical studies relating to our product candidates, including:

•	expenses associated with preclinical development;

•	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

•	payments to third-party CROs, contractor laboratories and independent contractors; and

•	depreciation, maintenance and other facility-related expenses.

We expense all research and development costs as incurred. Preclinical and clinical development expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. From time to time, we use third-party CROs, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each trial or study completed at the end of each reporting period.

We incurred research and development expenses of $2.6 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Research and development expenses for the three months ended March 31, 2016 are net of a $0.4 million Australian tax incentive, which we expect will result in a refund of $0.4 million of certain research and development costs incurred in Australia.

We expect research and development expenses in future years to continue to increase as we continue our clinical trials and begin new phases for each of our product candidates as a result of the work needed for completion of our Phase 1 clinical trials of ZYN002, initiated in October 2015, and the expected initiation of our Phase 1 clinical trials for ZYN001 and Phase 2 clinical trials for ZYN002 in the second half of 2016. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Income Taxes

At March 31, 2016 and December 31, 2015, we concluded that a full valuation allowance is necessary for our deferred tax assets. For the three months ended March 31, 2016, there was $28,734 of income tax expense associated with our Australian subsidiary.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Revenue

Revenue decreased by $7,578, or 51.1%, to $7,250 for the three months ended March 31, 2016 from $14,828 for the three months ended March 31, 2015. The decrease from 2015 reflected reduced activity in research associated with our remaining grants.

Research and Development Expenses

Research and development expenses increased by $1.7 million, or 200.9%, to $2.6 million for the three months ended March 31, 2016 from $0.9 million for the three months ended March 31, 2015. The increase was primarily the result of increases in expense of approximately $1.5 million related to an increase in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001, active pharmaceutical ingredient, or API, development and production, as well as an increase in personnel costs of approximately $0.6 million related to increased headcount and stock-based compensation, partially offset by $0.4 million for an Australian tax incentive.

Our expenditures associated with ZYN002, ZYN001 and other general research and development for the three months ended March 31, 2016 were $1.6 million, $0.5 million and $0.5 million, respectively. Our expenditures associated with ZYN002, ZYN001 and other general research and development for the three months ended March 31, 2015 were $0.2 million, $0.3 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 157.0%, to $1.7 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015.  That increase primarily relates to increases in personnel costs of $0.7 million related to stock-based compensation and increased headcount, professional services fees of approximately $0.1 million and an increase in insurance costs of approximately $0.2 million in the current-year period.

Other Income (Expense)

During the three months ended March 31, 2016, the Company recognized interest income of $12,377, compared to interest income of $680 for the three months ended March 31, 2015.  Also during the three months ended March 31,

2016, the Company recognized a loss of $23,148 associated with foreign currency transactions primarily related to our clinical trials in Australia.

Income Tax Expense

For the three months ended March 31, 2016, there was $28,734 of income tax expense associated with our Australian subsidiary.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our recent IPO, which raised $42.1 million of net proceeds) and convertible promissory notes, state and federal grants and research services. To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents, which totaled $36.8 million. Our working capital was $35.6 million as of March 31, 2016.

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

Debt

We had no debt outstanding as of March 31, 2016 or December 31, 2015.

Future Capital Requirements

During the three months ended March 31, 2016, net cash used in operating activities was $4.7 million, and our accumulated deficit as of March 31, 2016 was $26.9 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

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

•

the outcome, timing and cost of meeting regulatory requirements established by the United States Drug Enforcement Agency (“DEA”), the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and March 31, 2016.

	Three Months Ended March 31,
	2016	2015
Statement of Cash Flows Data:
Total net cash used in:
Operating activities	$(4,674,832)	$(1,915,429)
Investing activities	(28,535)	(6,277)
Financing activities	—	(33,000)
Decrease in cash and cash equivalents	$(4,703,367)	$(1,954,706)

Operating Activities

For the three months ended March 31, 2016, cash used in operating activities was $4.7 million compared to $1.9 million for the three months ended March 31, 2015. The increase from the comparable 2015 period was primarily the result of increased research and development activities related to the non-clinical studies and clinical trials of ZYN002 and ZYN001, as well as an increase in the number of employees hired to support our research and development and general and administrative activities, and an increase in receivables, primarily related to an incentive associated with research and development costs in Australia.

We expect cash used in operating activities to continue to increase in 2016 as compared to 2015 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the three months ended March 31, 2016 and March 31, 2015, cash used in investing activities represented the cost of computer equipment and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2015 represented offering costs associated with our IPO.

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

We have contracted with third parties to manufacture our product candidates in Canada and to conduct Phase 1 and Phase 2a clinical trials in Australia. Manufacturing and research costs related to these activities are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk. For example, for the three months ended March 31, 2016, we recognized a loss of $23,148 related to foreign currency transactions. We do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations, however, as we continue to conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

As of March 31, 2016, we had cash and cash equivalents of $36.8 million consisting primarily of cash and money market accounts. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”) under the caption “Item 1.A “Risk Factors”.  There have been no material changes to the risk factors disclosed in our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

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

As of March 31, 2016, we have used approximately $5.3 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our ongoing Phase 1 clinical trial and initial costs of our planned Phase 2a clinical trials), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 12, 2016	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: May 12, 2016	By:	/s/ RICHARD A. BARON
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
101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited); (ii) the Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited); (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited) and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.