Form 10-K
period 2016-12-31
Zynerba Pharmaceuticals, Inc.
filed 2017-03-27
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last day of the registrant’s second fiscal quarter, was approximately $49.5 million, based upon the closing price on the NASDAQ Global Market reported for such date. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an  “affiliate”  of the Registrant.)

There were 13,214,825 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2017 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;

•	the success and timing of our preclinical studies and clinical trials;

•	the potential results of preclinical studies and clinical trials for ZYN002 and ZYN001;

•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of ZYN002 and ZYN001;

•	our plans and ability to develop and commercialize ZYN002 and ZYN001;

•	the successful development of our commercialization capabilities, including sales and marketing capabilities;

•	the size and growth of the potential markets for ZYN002 and ZYN001, the rate and degree of market acceptance of ZYN002 and ZYN001 and our ability to serve those markets;

•	legal and regulatory developments in the United States and foreign countries;

•	the success of competing therapies and products that are or become available;

•	our ability to limit our exposure under product liability lawsuits;

•	our use of the proceeds from our initial public offering, or IPO, and any subsequent offerings, including our “at-the-market,” or ATM, offerings and our recent follow-on offering;

•	our ability to obtain and maintain intellectual property protection for ZYN002 and ZYN001;

•	recently enacted and future legislation regarding the healthcare system, including changes to the Affordable Care Act that may be made in the 115th United States Congress;

•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;

•	the performance of third parties upon which we depend, including third-party contract research organizations (“CROs”) and third-party manufacturers; and

•	our ability to recruit or retain key scientific or management personnel or to retain our executive officers.

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

Company Overview

We are a clinical stage specialty pharmaceutical company dedicated to developing and commercializing innovative transdermal synthetic cannabinoid treatments for patients with high unmet needs. We are evaluating two patent protected product candidates, ZYN002 and ZYN001, in five indications. We are studying ZYN002 in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures) and osteoarthritis, or OA, and in pediatric patients with fragile X syndrome, or FXS. We intend to study ZYN001 in patients with fibromyalgia and peripheral neuropathic pain. We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens. In 2016, we completed a Phase 1 program for ZYN002 in which it was demonstrated to be safe and well tolerated in both healthy volunteers and patients with epilepsy. We are currently conducting Phase 2 clinical trials for ZYN002 in adult patients with refractory epileptic focal seizures, adult patients with OA and pediatric patients with FXS. We expect to initiate Phase 1 clinical trials for ZYN001 in the first half of 2017.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and ∆9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating epilepsy, arthritis and FXS, and THC has positive effects on treating pain. We believe ZYN002 may potentially offer first‑line therapies to patients suffering from epilepsy, OA and FXS, and ZYN001 may potentially offer first-line therapies to patients suffering from fibromyalgia and peripheral neuropathic pain.

ZYN002 is the first and only synthetic CBD formulated as a permeation‑enhanced gel for transdermal delivery, and is patent protected through 2030. CBD is the primary non‑psychoactive component of Cannabis. In preclinical animal studies, ZYN002’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of ZYN002, which maintains CBD in a neutral pH. ZYN002, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of epilepsy, OA and FXS, which collectively affect millions of patients using treatments that currently comprise a multi‑billion dollar market. We have been granted orphan drug designation from the U.S. Food and Drug Administration, or FDA, for ZYN002 for the treatment of FXS.

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent‑protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal enzymatic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity, or NCE. We are working with a development partner, LTS LOHMANN Therapie-Systeme AG, or LTS, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting two pain indications, fibromyalgia and peripheral neuropathic pain, which collectively represent multi-billion dollar markets.

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

Cannabinoid Science Overview

Cannabinoids refer to a unique class of compounds derived from the Cannabis plant. Of the over 100 cannabinoid compounds currently identified, THC and CBD are the primary cannabinoids used for pharmaceutical purposes. THC was identified as the major psychoactive cannabinoid and subsequently found to be a partial agonist of the CB1 and CB2 receptors, activation of which stimulates the endogenous noradrenergic pathway, inducing antinociception and suggesting a role for THC in pain management.

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

Transdermal delivery allows the CBD in ZYN002 to avoid stomach acid degradation and the first‑pass liver metabolism that occurs with oral or oral mucosal delivery methods. Drugs applied transdermally are absorbed across the skin into the systemic circulation, enabling the potential to have a consistent absorption with increased bioavailability.

Market Overview and Rationale

ZYN002 is targeting treatment of epilepsy, OA and FXS.

Epilepsy — Epilepsy is a disease characterized by an enduring predisposition to generate epileptic seizures (transient symptoms due to abnormal neuronal activity in the brain) and by the neurobiological, cognitive, psychological, and social consequences of the condition. Focal seizures usually start in a small area of the temporal lobe or frontal lobe of the brain and quickly involve other areas of the brain that affect alertness and awareness. Focal seizures are the most common type of seizure, representing approximately 60% of all epilepsies.

According to Decision Resources, in 2017 there are expected to be approximately 2.4 million epilepsy patients in the United States, of which approximately 60% suffer from focal seizures, and treatments for these patients are expected to represent a total U.S. market size of approximately $2.5 billion.

We believe that ZYN002 may provide an effective treatment for epilepsy based on the anticonvulsant effects of CBD due to its ability to reduce neuronal hyperexcitability shown in multiple in vivo models of epilepsy conducted by third parties. Epilepsy specialists and patient organizations have shown considerable interest in the potential therapeutic role of CBD in adults with epilepsy and, especially, children with intractable epilepsy. Two companies have active CBD development programs for the treatment of patients with Dravet syndrome, or DS, or Lennox Gastaut syndrome, or LGS, infantile spasms and tuberous sclerosis complex, all of which are rare and severe forms of pediatric epilepsy. Unlike these cannabinoid‑based childhood orphan epilepsy development programs, we are conducting development programs for ZYN002 in a much broader subset of the epilepsy population.

In 2016, a third party reported results from three double-blind, placebo-controlled Phase 3 clinical trials of Epidiolex®, one in DS patients and two in LGS patients. In the DS trial, Epidiolex demonstrated a statistically significant reduction in convulsive seizures compared with placebo. A total of 120 patients with an average age of 10 years and receiving on average three concomitant anti-epileptic drugs, or AEDs, were treated for 14 weeks with 61 patients receiving Epidiolex 20 mg/kg/day and 59 patients receiving placebo.

In the first LGS trial, Epidiolex demonstrated a statistically significant reduction in drop seizures compared with placebo. A total of 171 patients aged 2 to 55 years and receiving on average three AEDs were treated for 14 weeks with 86 patients receiving Epidiolex 20 mg/kg/day and 85 patients receiving placebo. In the second LGS trial, Epidiolex also demonstrated a statistically significant reduction in drop seizures compared with placebo. A total of 225 patients with LGS ranging in age from 2 to 55 years old and on average taking three concomitant AEDs were treated for 14 weeks with 76 patients receiving Epidiolex 20 mg/kg/day, 73 patients receiving Epidiolex 10 mg/kg/day and 76 patients receiving placebo. Both doses of Epidiolex achieved statistically significant reduction in drop seizures compared to placebo.

In an open label interventional trial conducted by a third party, 214 patients with treatment resistant epilepsy were treated for at least 12 weeks with an oral CBD solution (2-5 mg/kg per day, up-titrated until intolerance or to a maximum dose of 25 mg/kg or 50 mg/kg per day, depending on the study site). In this open label trial, baseline median monthly frequency of motor seizures was 30.0 and decreased to 15.8 over the 12-week treatment period. A post-hoc analysis showed the greatest reduction in seizures occurred in patients with focal seizures (a 55% reduction).

ZYN002 is being developed by us for the treatment of epilepsy in patients with focal seizures.

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

According to Data Monitor information from 2009 and further adjusted to account for annual growth rates, it is predicted that the total number of U.S. adults (25 years of age or older) with OA will be approximately 31 million in 2017. In addition, based on estimates from Decision Resources, treatment for patients suffering from OA is predicted to represent a total U.S. market size of approximately $1.3 billion in 2017.

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

Measurement of CBD plasma concentration revealed linearity with daily doses of 0.6 to 6.2 mg of ZYN002. Compared with baseline, rats treated with ZYN002 gel had significant, dose‑dependent reductions in knee joint and synovial membrane swelling, immune cell infiltration, and spontaneous pain rating scores (P≤0.05). Paw withdrawal latency, or PWL, recovered to near‑baseline levels. Immunohistochemical analysis of spinal cord and dorsal root ganglia revealed dose‑dependent reductions of pro‑inflammatory biomarkers (CD11b/c, CGRP, TNF). The data suggests that topical ZYN002 has the potential to provide effective relief of pain and inflammation caused by OA. We anticipate ZYN002 may be used as monotherapy in patients with OA.

FXS — FXS is a genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. According to the National Fragile X Foundation, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups. According to a 2012 CDC study, approximately 1 in 151 women carry the Fragile X gene and could pass it to their children. Approximately 1 in 468 men carry the Fragile X gene and their daughters will also be carriers. FXS is an autism spectrum disorder, and patients with FXS exhibit autism‑like symptoms including cognitive impairment, anxiety and mood swings, attention deficit and heightened stimuli. Approximately 7% of women and 18% of men with FXS have seizures. People with FXS are affected throughout their lives. Currently, there are no known cures or approved therapies for the treatment of FXS. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness.

FXS is the most common inherited intellectual disability. Based on the 2012 U.S. Census and the National Fragile X Foundation FXS prevalence rates, in 2012 there were approximately 71,000 patients with FXS in the United States.

We believe ZYN002 may provide an effective treatment for FXS based on its capacity to interact with the endocannabinoid system, which is compromised in patients with FXS. Specifically, CBD indirectly increases the concentration of the cannabinoids 2‑AG and anandamide, which are endogenous ligands at the CB1 and CB2 receptors. Furthermore, the Fragile X mental retardation protein 1 that is diminished in patients with FXS, is required for the production of 2‑AG. Therefore, FXS results in the reduction of endogenous stimulation of endocannabinoid receptors while CBD facilitates the availability of endogenous endocannabinoids, potentially attenuating the pathophysiology of the disease. We anticipate ZYN002 may be used as monotherapy in patients with FXS.

In vitro and Preclinical Studies

In an in vitro study published in Cannabis and Cannabinoid Research in April 2016, we evaluated the effects of exposing CBD to acidic conditions. We exposed CBD to simulated gastric fluid. Upon high‑performance liquid chromatography analysis of this solution, we found Δ‑8 THC and Δ‑9 THC compounds formed from the degradation of CBD in this acidic condition. These results suggest that CBD may degrade and form THC if delivered by oral or oral mucosal routes. In addition, prior to commencing our Phase 1 program for ZYN002, we studied the pharmacokinetic, or PK, profile of ZYN002 in preclinical animal studies which demonstrated that ZYN002 achieves sustained, consistent CBD plasma levels.

Clinical Trials

Following a pre‑ Investigational New Drug, or IND, meeting with the FDA, we initiated Phase 1 clinical trials for ZYN002 in Australia in October 2015. In 2016, we completed three Phase 1 studies for ZYN002 and initiated Phase 2 clinical trials of ZYN002 in each indication. We have also initiated a standard toxicology program for ZYN002 concurrently with the clinical program. The toxicology program consists of standard single‑dose toxicology, multiple‑dose toxicology, reproductive studies and carcinogenicity studies.

Phase 1 Clinical Trials— In June 2016, we completed two Phase 1 clinical trials for ZYN002 in healthy volunteers and patients with epilepsy. The first Phase 1 single rising dose clinical trial for ZYN002 in healthy human subjects and in patients with epilepsy evaluated the tolerability and PK profile of ZYN002. Results from this clinical trial demonstrated that ZYN002 was safe and well-tolerated at all tested dose levels and the incidence of adverse events associated with ZYN002 was similar to placebo for both healthy subjects and epilepsy patients. The second Phase 1 clinical trial was a randomized, double-blind, placebo controlled multiple rising dose clinical trial for ZYN002 in twenty-four healthy volunteers and twelve patients with epilepsy to evaluate the PK profile, pharmacodynamics, or PD, and tolerability of multiple doses (200, 250, and 500 mg) of ZYN002. Each volunteer and patient received seven days of either ZYN002 or placebo. Results from this clinical trial demonstrated that ZYN002 was safe and well-tolerated at all dose levels. The twice daily dosing provided a more favorable PK profile with comparable results between healthy volunteers and epilepsy patients.

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

In July 2016, we completed a third Phase 1 clinical trial for ZYN002 which was randomized, double-blind, placebo controlled trial in 42 healthy volunteers. The volunteers received a range of CBD doses from 395 mg to 504 mg daily in 2.5% and 4.2% ZYN002 formulations for fourteen days. Results from this clinical trial demonstrated that ZYN002 was very well tolerated with minimal skin erythema. CBD plasma concentrations were dose dependent and did not fluctuate at steady state. The 4.2% formulation demonstrated a comparable PK and tolerability profile to the 2.5% concentration and was easier to use due to the lower volume. There were no serious adverse events or discontinuations from this clinical trial.

Overall, in the Phase 1 program, ZYN002 was demonstrated to be safe and well tolerated, provided a favorable CBD PK profile, and no THC was detected in plasma or urine.

Phase 2 Clinical Trials—  In June 2016, we initiated a Phase 2 randomized, multi-center, multi-dose clinical trial designed to evaluate the efficacy and safety of ZYN002 in adult patients with refractory epileptic focal seizures, which we refer to as the STAR 1 (Synthetic Transdermal Cannabidiol for the Treatment of Epilepsy) trial.  We have enrolled 224 patients into the screening period and completed enrollment in the trial. Screened patients are being followed for 8 weeks during the baseline phase. After the baseline phase, approximately 180 patients will be randomized (1:1:1) to receive one of two doses of CBD gel (195 mg or 97.5 mg CBD in ZYN002 4.2%) or placebo gel every 12 hours for 12 weeks. The primary endpoint of the study is median reduction in seizure frequency over the twelve-week treatment period. We expect to report preliminary topline results for STAR 1 in July/August 2017. In November 2016, we announced that we initiated a 12-month open-label extension clinical trial (STAR 2) for patients who successfully complete the STAR 1 trial.

In August 2016, we initiated a Phase 2 randomized, multi-center, multi-dose clinical trial designed to evaluate the efficacy and safety of ZYN002 in adult patients with knee pain due to OA, which we refer to as the STOP (Synthetic Transdermal Cannabidiol for the Treatment of Knee Pain due to Osteoarthritis) trial. We have enrolled 418 patients into the screening period and completed enrollment in the trial. Patients who complete screening are being followed for two weeks during a baseline phase, which includes a one-week washout period. A total of 320 patients have been randomized (1:1:1) to receive one of two doses of CBD gel (250 mg or 125 mg CBD in ZYN002 4.2%) or placebo gel every 12 hours for 12 weeks. The primary endpoint of the study is the change from baseline in the weekly mean of the 24-hour average worst pain score. We expect to report topline results for STOP in July/August 2017.

In December 2016, we initiated an exploratory Phase 2 clinical trial designed to evaluate the safety and efficacy of ZYN002 in children with FXS, which we refer to as the FAB-C (Treatment of Fragile X Syndrome Anxiety and Behavioral Challenges with CBD) trial. Approximately 16 patients between the ages of 8-17 years will be enrolled in the clinical trial and will be followed for six weeks during a titration period, where they will receive a daily dose of CBD gel (50 mg CBD in ZYN002 4.2%) that may be titrated up to a daily dose of CBD gel (250 mg CBD in ZYN002 4.2%). After completion of the titration period, patients will receive one of three daily maintenance doses of CBD gel (50 mg, 100 mg or 250 mg CBD in ZYN002 4.2%) for an additional six weeks. The primary endpoint of the study is the changes in anxiety, depression and mood as measured by the Anxiety, Depression and Mood Scale, or ADAMS, a validated patient reported outcomes questionnaire. Secondary endpoints include the Aberrant Behavior Checklist and sleep assessments including sleep onset, sleep time, and nighttime awakenings. We expect to report topline results for FAB-C in the third quarter of 2017.

Phase 3 Clinical Trials— We intend to use the data from the Phase 2 clinical trials detailed above to select doses of ZYN002 for our Phase 3 program, which we expect will consist of two randomized, double‑blind, placebo‑controlled clinical trials for each indication and open‑label long‑term clinical trials.

ZYN001

Overview

ZYN001 is a pro-drug of THC that enables effective transdermal delivery via a patch and is patent protected through 2031. We expect that ZYN001 will be classified by the FDA as an NCE. The structure of the skin effectively inhibits the transdermal delivery of most therapeutics. Drugs classified as hydrophobic, such as THC, add an additional impediment to their transdermal delivery through the skin. THC is naturally hydrophobic and thus is unable to be effectively delivered through human skin.  A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, and then converted into an active form through a normal metabolic process. Chemically, ZYN001 is the synthetic D‑glyceric acid ester of THC. Unlike THC, ZYN001 is able to be efficiently absorbed into the skin through transdermal delivery. After crossing the stratum corneum, ZYN001 is hydrolyzed back to THC and glyceric acid under physiological conditions, mainly due to the action of common enzymes in the skin tissue known as “esterases.” See Figure 2 below.

Figure 2. Hydrolysis of ZYN001 into glyceric acid and THC.

The transdermal patch is a non-invasive, non-oral dosage form that has been proven to be an effective method of delivery in other FDA approved products. We are working with a development partner, LTS, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch. We intend to test the ZYN001 patch for application to the arm, back and thigh. The drug substance is produced synthetically and is not derived or extracted from botanicals. The excipients in the patch have been classified as GRAS, and have been used in transdermal products previously approved by the FDA.

As illustrated below in Figure 3, transdermal delivery often provides more consistent plasma levels without the peaks and valleys often associated with an oral dosage form.

Figure 3. Illustration of transdermal delivery.

Market Overview and Rationale

ZYN001 is targeting two pain indications, fibromyalgia and peripheral neuropathic pain.

Fibromyalgia — Fibromyalgia is a chronic health problem that causes pain throughout the body and other symptoms such as fatigue and cognitive (memory or thought) problems.  According to Decision Resources, in 2017, there are expected to be approximately 6.1 million adult fibromyalgia patients in the United States, and pain treatment for these patients are expected to represent a total U.S. market size of approximately $1.4 billion.

We believe that ZYN001 may provide an effective treatment for fibromyalgia based on the hypothesis that an endocannabinoid deficiency is the underlying cause of fibromyalgia, which may enable patients to benefit from therapy with an exogenous cannabinoid. Nabilone, a compound which is chemically similar but not identical to THC, has shown significant reduction in fibromyalgia pain in a third‑party randomized clinical trial, but it has also been associated with dose limiting psychoactive adverse effects. We believe ZYN001 has the potential to treat fibromyalgia by delivering sustained, consistent plasma levels of THC to provide a therapeutic benefit with minimal psychoactive adverse effects. We anticipate ZYN001 may be used as monotherapy in patients with fibromyalgia.

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

According to Decision Resources, in 2017 there are expected to be approximately 15.2 million peripheral neuropathic pain patients in the United States, and pain treatment for these patients are expected to represent a total U.S. market size of approximately $3.3 billion in 2017.

We believe that ZYN001 may provide effective treatment for peripheral neuropathic pain based on third‑party studies in animals that have shown that cannabinoid receptors are found in high concentrations in the central nervous system, as well as on peripheral neurons and along the principal nociceptive pathways. The results of a third‑party randomized, placebo‑controlled clinical trial demonstrated that low‑dose vaporized Cannabis may reduce neuropathic pain which we believe suggests a role for THC in peripheral neuropathic pain management. We anticipate ZYN001 may be used as monotherapy in patients with peripheral neuropathic pain.

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

Clinical Trials

We discussed our planned preclinical studies and clinical trials for ZYN001 with the FDA at a Pre‑IND meeting in August 2013. We anticipate initiating Phase 1 clinical trials in the first half of 2017. Phase 2 clinical trials investigating ZYN001 in each individual indication are planned to begin by the end of 2017.

Phase 1 Clinical Trials— We plan to evaluate the tolerability and PK profile of ZYN001 in a Phase 1 single rising dose and multiple rising doses clinical trial in healthy human subjects. Subsequently, we intend to conduct a Phase 1 multiple rising dose clinical trials to examine the tolerability, PK and PD of multiple doses of ZYN001 in patients with fibromyalgia. In this trial, we will evaluate ZYN001 in several pain models:  capsaicin, UV-B and cold pressor. To complete the Phase 1 program, we will conduct a bioequivalence clinical trial assessing the PK of ZYN001 when applied to various parts of the body (e.g., arm, thigh and back).

Phase 2a Clinical Trials— We intend to initiate Phase 2 clinical trials for ZYN001 as outlined in the following table:

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

Phase 3 Clinical Trials— We intend to use the data from the Phase 2 clinical trials outlined above to select doses of ZYN001 for our Phase 3 program, which we expect will consist of two randomized, double‑blind, placebo‑controlled clinical trials for each indication and open‑label long‑term clinical trials.

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

As of March 24, 2017, we owned a total of eight issued U.S. utility patents, one allowed U.S. utility patent and two pending U.S. utility patent applications. These U.S. patents and patent applications will expire between 2029 through 2031. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the U.S. Patent Office, under the patent term adjustment laws. These patents, and any pending applications that ultimately issue as patents, may also be eligible for patent term extension for delay caused by FDA regulatory review, thereby further extending their patent terms.

In addition to our U.S. intellectual property, we own eighty-six corresponding foreign issued patents and seven corresponding foreign applications, which will expire between 2026 and 2031.

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

ZYN001

Our ZYN001 patent portfolio currently consists of two issued patents in the United States, one issued patent in Japan, issued patents in forty-three countries in Europe, including France, Germany, Ireland, Italy, Spain and the United Kingdom, one allowed patent application in the United States and patent applications pending in the United States, Europe, Canada and Japan. The issued patents are composition of matter patents, which cover the chemical structure of the pro‑drug ZYN001, the D‑glyceric acid ester of THC, and other THC pro‑drugs. The issued patents will expire between 2028 and 2031. Any patents that issue from our currently pending patent applications will expire in 2028.

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

Research and Development

We incurred research and development expense of $16.8 million, $7.4 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Manufacturing

The active pharmaceutical ingredients, or APIs, used in ZYN002 and ZYN001 are synthesized by contract manufacturers. These contract manufacturers have sufficient capabilities to meet our projected product requirements through Phase 3 clinical trials.

The ZYN002 gel is manufactured and filled into unit of use sachets by a contract manufacturer. The ZYN001 transdermal patch is manufactured by a contract manufacturer.

We selected our contract manufacturers for their specific competencies in manufacturing, product design, and materials. FDA regulations require that products be produced under current Good Manufacturing Practices, or cGMPs. Our key suppliers currently meet cGMPs and have sufficient capacities to meet our projected product requirements through Phase 3 clinical trials.

Commercial Operations

We recently hired a Vice President, Commercial responsible for pre-commercialization activities, including global market analysis, strategic optimization and value development associated with ZYN002 and ZYN001, as well as business development activities as we evaluate partnering options. However, we do not currently have a fully integrated organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co‑promotion agreements with strategic collaborators for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that ZYN002 or ZYN001 will be approved.

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

ZYN002

We are studying ZYN002 in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures) and OA, and in pediatric patients with FXS.

Cannabinoid Competition

Cannabinoids, such as GW Pharmaceuticals, PLC, or GW’s Epidiolex® and CBD more generally, have shown promise clinically and anecdotally as a treatment for epilepsy. No CBD products or combination THC/CBD products have been approved in the United States. GW is currently investigating Epidiolex, a liquid formulation of highly concentrated CBD, in the United States for the treatment of DS, (severe, infantile‑onset, genetic drug‑resistant epilepsy with no FDA approved treatments) and LGS (a rare disorder with onset typically between three and five years of age featuring multiple seizure types with slow spike wave complexes on EEG) and childhood epilepsy syndromes. Insys Therapeutics Inc., or Insys, is also developing a synthetic CBD oral solution compound for the treatment of DS, LGS, childhood epilepsy syndromes and glioblastoma. Further, Kalytera Therapeutics, Inc. is developing an oral formulation of CBD for the treatment of acute graft versus host disease (GvHD).

In the combination THC/CBD space, GW’s Sativex®, a plant extract combination of THC/CBD for treatment of spasticity associated with multiple sclerosis, is approved in 30 countries outside the United States as an alternative to baclofen and tizanidine. GW recently reported a successful clinical trial for the treatment of glioblastoma multiforme with a combination of THC and CBD.

Additional activity in this space includes companies supplying synthetic cannabinoids, Cannabis extracts, and herbal Cannabis to researchers for preclinical and clinical investigation.

General Competition and Standard of Care

Within epilepsy, we intend to treat epilepsy patients with focal seizures. Second and third generation AEDs continue to improve upon first generation therapies, but experts contend that a better understanding of the disorder accompanied by fundamentally innovative treatments will be required to effectively improve treatment outcomes for the high percentage of patients undertreated by AEDs. The majority of AEDs have frequent safety concerns including serious CNS adverse events and drug‑drug interactions.

In OA, our expected type of therapy is monotherapy, first‑line therapy in patients with OA. Patients try a multitude of prescription and over‑the‑counter medications to relieve pain including traditional NSAIDs, Cox‑2 inhibitors, centrally acting analgesics / opioids, topical analgesics, intra‑articular corticosteroids, and hyaluronic acid preparations. Though these products offer varying degrees of pain relief, many also have been shown to cause significant adverse effects including potential addiction.

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

ZYN001

We intend to study ZYN001in patients with fibromyalgia and peripheral neuropathic pain.

Cannabinoid Competition

We believe cannabinoids offer a superior treatment paradigm for patients suffering from pain, providing more controlled delivery and therefore treatment effect along with a much more tolerable safety profile. The Cannabis therapeutic area currently includes formulated extracts of the Cannabis sativa plant and synthetic products, all of which use THC, CBD, or a combination of THC/CBD as the active ingredient. In the United States, two oral capsules — Insys’ dronabinol (a synthetic THC) and Meda AB’s nabilone (a synthetic derivative of THC) — have been approved and distributed for the treatment of nausea and vomiting associated with cancer chemotherapy in patients who have not responded adequately to conventional antiemetic treatments. Dronabinol capsules are also approved for anorexia associated with weight loss in patients with acquired immune deficiency syndrome, or AIDS. Insys has obtained FDA approval for an orally administered liquid formulation of dronabinol for treatment of anorexia associated with weight loss in patients with AIDS and nausea and vomiting associated with cancer chemotherapy in patients who have failed to respond adequately to conventional antiemetic treatments and is awaiting a scheduling decision from the DEA. Further, Therapix Biosciences, Ltd. in also exploring the development of THC + palmidrol for Tourette Syndrome. Exploratory research into the effects of THC formulations in other indications is also in progress. GW, is also developing Sativex®, a plant extract combination of THC/CBD for treatment of chronic cancer pain and neuropathic pain in an oral mucosal spray.

General Competition and Standard of Care

In fibromyalgia, we anticipate ZYN001 may be used as first- or second-line monotherapy in patients with fibromyalgia. There are only three drugs approved by the FDA: pregabalin, duloxetine, and milnacipran. We intend to treat patients whose condition is either newly diagnosed or has not responded to previous treatment with these three currently approved treatments. There is no known cure for the disease and no single therapy is likely to provide significant relief of all symptoms. Low‑dose tricyclic antidepressants are prescribed frequently, but are associated with various side‑effects. Fibromyalgia is also treated using opioids, but, in addition to debate about their efficacy, these can be addictive for many patients.

In peripheral neuropathic pain, we anticipate ZYN001 may be used as first- or second-line monotherapy in patients with peripheral neuropathic pain. Peripheral neuropathic pain generally is treated with tricyclic antidepressants, anticonvulsants such as duloxetine, depakote, pregabalin, gabapentin and topiramate, and serotonin/norepinephrine reuptake inhibitors, or SNRIs. Although tricyclic antidepressants, anticonvulsants, and SNRIs often show efficacy in treating neuropathic pain, they also have many drawbacks, including poor tolerability with side effects in most patients.

Government Regulation and Product Approval

As a development stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way through the European Medicines Agency, or EMA, and the European Commission but country‑specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

U.S. Government Regulation

The FDA is the primary body that regulates pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. In particular, controlled substances, like CBD and THC, are regulated by the U.S. Drug Enforcement Administration, or

DEA. A failure to comply with any requirements during the product development, approval, or post‑approval periods, may lead to administrative or judicial sanctions, which could include the imposition of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required to obtain approval for commercialization of a new drug in the United States are lengthy, complex and expensive, and the outcome is far from certain. These steps generally include:

•	completion of preclinical studies, animal studies and formulation studies in compliance with the FDA’s good laboratory protocols, or GLP, regulations;

•	submission to the FDA of an IND to support human clinical testing in the United States;

•	approval by an IRB before each trial may be initiated;

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

In certain cases, a drug may require scheduling by DEA prior to commercialization. This step is required if the drug has a potential for abuse and is not currently controlled (scheduled) by DEA or is controlled in Schedule I.

Pre-clinical Testing

Before testing any compound in humans in the United States, a company must develop pre-clinical data, generally including laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality.  Certain types of animal studies must be conducted in compliance with the FDA’s good laboratory practices, or GLP, regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA does not place the proposed clinical trial in the IND application on clinical hold within this 30‑day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols that detail, among other things, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an Institutional Review Board (IRB).  The sponsor, investigators, and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We have completed our Phase 1, and are conducting our Phase 2, clinical trials for ZYN002 in Australia and New Zealand, and did not file an IND with the FDA prior to the commencement of those Phase 1 and Phase 2 clinical trials.

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

In addition to filing an IND with the FDA, we must receive approval from the DEA prior to commencement of any clinical trials in the United States that involve the use of Schedule I controlled substances. We plan to submit an IND prior to conducting any clinical trials in the United States. We plan to submit NDAs for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials. The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•

Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These studies are designed to evaluate the safety, metabolism, PK and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s safety, PK and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80.

•

Phase 2. Phase 2 clinical trials are conducted to develop initial data regarding the effectiveness of the product candidate in the target disease or condition, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and additional safety risks associated with the product candidate. Phase 2 clinical trials are typically controlled and conducted in a limited patient population, usually involving no more than several hundred participants.

•

Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit‑risk profile of the product candidate, and to provide an adequate basis for labeling. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most (though not all) cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to support approval of a drug.

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, or IRB/ethics committees, or by a company for various reasons. The FDA may issue a “clinical hold,” ordering the temporary or permanent discontinuation of a clinical trial, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, presents an unacceptable risk to the clinical trial patients, or for other reasons. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor called a data safety monitoring board, or DSMB, or data monitoring committee, or DMC. A DSMB or DMC may provide recommendations on  whether or not a trial may move forward at designated check points, based on access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of product candidates on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion.

A sponsor may request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design and size of certain clinical trials (including Phase 3 clinical trials), clinical studies, or animal studies to address applicable scientific and regulatory requirements.  An SPA request must be made before the proposed trial begins, and if areas of agreement are reached, they will be documented in a letter. The agreement generally may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. We expect to test ZYN002 and ZYN001 in several advanced stage clinical trials, and we may request an SPA. Having an SPA does not guarantee that a product will receive FDA approval.

New Drug Applications

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed packaging and labeling, among other things. Data can come from company‑sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known.

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the application is not sufficiently complete, the FDA may refuse to accept the NDA for filing and request additional information. A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application. If the NDA submission is accepted for filing, the FDA begins an in‑depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most NDAs for standard review product candidates are reviewed within twelve months of submission. The FDA can extend this review to consider certain late‑submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel product candidates that present challenging questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practices, or GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or, if the FDA concludes that an NDA does not meet the regulatory standards for approval, a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s. Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

Changes to some of the conditions established in an approved application, including certain changes in indications, labeling, or manufacturing processes or facilities, may require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA generally applies the same procedures and standards in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA‑regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health, or NIH , at www.clinicaltrials.gov. When a clinical trial is registered on this website, certain information regarding the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial must be posted. Sponsors are also obligated to disclose the results of many of these trials after completion, although under certain circumstances disclosure of the results of these trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly‑available information to gain knowledge regarding the design and progress of our development programs.

Advertising and Promotion

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct‑to‑consumer advertising, promotion to healthcare practitioners, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off‑label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA historically has restricted manufacturers’ communications regarding off‑label uses. Broadly speaking, a manufacturer may not promote a drug for off‑label use, but may engage in non‑promotional, balanced communication regarding off‑label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the DOJ, or the Office of the Inspector General of HHS, as well as state authorities. This enforcement activity could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.  In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse and consumer protection laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  In addition, these laws and their interpretations are subject to change.

Other Post Approval Regulations

After a drug receives regulatory approval, its sponsor is required to comply with a number of post‑approval requirements. For example, as a condition of approval of an NDA, the FDA may require post‑marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a company is required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. cGMP includes requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before it can be implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a sponsor and any third‑party manufacturers that a sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement action, which could result in fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

Controlled Substances

The CSA and its implementing regulations establish a “closed system” of distribution for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, labeling, importation, exportation, disposal and other requirements under the oversight of the DEA.  The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements to prevent the diversion of controlled substances to illicit channels of commerce.

Facilities that research, manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substances utilized. For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. However, certain coincident activities are permitted without obtaining a separate DEA registration, such as distribution of controlled substances by the manufacturer that produces them.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV, or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in treatment in the United States and lack accepted safety for use under medical supervision. They may be used only in federally‑approved research programs and may not be marketed or sold for dispensing to patients in the United States. Pharmaceutical products having a currently accepted medical use may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III-V substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, and cannot be refilled. While Cannabis and THC are Schedule I controlled substances, products approved for medical use in the United States that contain Cannabis, THC or Cannabis/THC extracts must be placed in Schedules II‑V, since approval by the FDA satisfies the “acceptable medical use” requirement.

The DEA inspects all manufacturing facilities to review security, record keeping, reporting and compliance with other DEA regulatory requirements prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. An application for a manufacturing registration as a bulk manufacturer (not a dosage form manufacturer or a repacker/relabeler) for a Schedule I or II substance must be published in the Federal Register, and is open for 30 days to permit interested persons to submit comments, objections, or requests for a hearing. A copy of the notice of the Federal Register publication is forwarded by the DEA to all those registered, or applicants for registration, as bulk manufacturers of that substance. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must adhere to certain requirements to dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance, Schedule III, IV and V narcotic, specially designated Schedule III non-narcotics, or Schedule IV or V narcotic controlled in Schedule I or II by the Convention on Psychotropic Substances and submit import or export declarations for Schedule III, IV and V non‑narcotics.

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

We currently manufacture the API for ZYN002 and ZYN001 in the United States and Canada. We are currently conducting Phase 2 clinical trials for ZYN002 in Australia and New Zealand. We may also choose to conduct clinical trials for ZYN001 outside the United States subject to regulatory approval. We may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled

Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand, and from other regulatory agencies in other countries where we develop, manufacture or commercialize ZYN002 or ZYN001 in the future.

The Hatch‑Waxman Act

Generic Competition

Any drug candidates approved for commercial marketing under an NDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act.  Among other things, the Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products.  The first provides that generic versions of an approved product may be approved under an Abbreviated New Drug Application, or ANDA, by a showing that the generic product is the “same as” the approved product in key respects. An ANDA provides for marketing of a drug product that has the same active ingredient(s), same strength, route of administration and dosage form as a previously approved NDA product (the “ reference listed drug” or RLD) and has been shown through PK testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “therapeutic equivalents” to the RLD, and can often be substituted by pharmacists under prescriptions written for the RLD. 505(b)(2) applications are the second approval pathway for follow-on drug products.  505(b)(2) applications are NDAs and must therefore contain full reports of safety and effectiveness data; however, in a 505(b)(2) application at least some of the required data is derived from studies not conducted by or for the applicant.  In this regard, a 505(b)(2) application may rely on scientific literature or on the FDA’s previous findings of safety and effectiveness of an approved RLD.  Unlike an ANDA, a 505(b)(2) may be submitted for a product that differs in active ingredient, strength, route of administration, dosage form, or other conditions of use.

The approval of drug products submitted under these abbreviated approval pathways may be prevented by certain periods of regulatory exclusivity and/or extended patent protection provided by the Hatch-Waxman Act.

Impact of Listed Patents

An ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed with the approved RLD in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Specifically, the applicant must certify: (i) that the required patent information has not been filed; (ii) that the listed patent has expired; (iii) the date that the listed patent will expire; or (iv) that the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding a patented method of use rather than certify to such listed method of use patent. If the applicant does not challenge the listed patents by filing a certification that the listed patent is invalid or will not be infringed by the new product, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the RLD’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA holder and patent owner once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA holder and/or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the patent was listed in the Orange Book before submission of the ANDA or 505(b)(2) NDA, the filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.  This regulatory stay is commonly referred to as a “30-month stay.”

Marketing Exclusivity

An ANDA or 505(b)(2) application cannot be approved until the expiration of any applicable non‑patent exclusivity listed in the Orange Book for the RLD.

The Hatch-Waxman Act provides certain periods of regulatory exclusivity.  These include (1) five years of regulatory exclusivity for a drug product that contains a new chemical entity (NCE), which generally means an active ingredient that contains a novel active moiety; and (2) three years of exclusivity for the approval of an NDA or supplemental NDA that contains data from new clinical investigations that were necessary for approval. Three-year exclusivity prevents FDA from approving a follow-on product with the same conditions of approval for three years. By contrast, NCE exclusivity prevents FDA from accepting for review an application for a follow-on product that contains the protected active moiety during the five-year period dating from the product’s approval.  However, if the ANDA or 505(b)(2) application contains a Paragraph IV certification, that application may be submitted four years after approval of the listed drug protected by NCE exclusivity.  In that case, if timely patent litigation is filed, the regulatory stay will expire seven and a half years after the approval of the RLD, unless it terminates early based on expiration of the patent, a settlement of the patent litigation, or a decision in the litigation favorable to the ANDA or 505(b)(2) applicant.

If there is no patent listed in the Orange Book with the RLD, there can be no Paragraph IV certification; in these circumstances, no ANDA or 505(b)(2) may be filed before the expiration of the NCE exclusivity period.

Additionally, six months of marketing exclusivity in the United States is available under Section 505A of the FDC Act if, in response to a written request from the FDA, a sponsor timely submits and the agency accepts reports of requested studies relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or regulatory exclusivity period for which the drug product is eligible. Pediatric exclusivity does not extend the term of the patent; instead, it extends by six months the preclusive effect of the patent on FDA’s authority to approve an ANDA or 505(b)(2) application. Whether pediatric exclusivity will extend a listed patent depends on the type of patent certification provided by the follow-on applicant and the outcome of any associated litigation arising from that certification.

Patent Term Extension

The term of a patent that covers an FDA approved drug that contains an active ingredient not previously approved may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the development and FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to the national health authority of each EU Member State in which the clinical trial is to be conducted and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application, or MAA. In the European Union, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State.  In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA. The agency will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements.  Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway.  The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed.  This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure.  The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application.  The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials.  If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure is similarly based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States.  The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

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

Compliance

During all phases of development (pre‑ and post‑marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Data Exclusivity

In the European Union if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States. If the disease or condition affects more than 200,000 individuals in the United States, orphan drug designation may nevertheless be available if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the United States, a drug that has received orphan drug designation is eligible for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. The Orphan Drug Act provides that, if a designated drug is approved for the rare disease or condition for which it was designated, the approved product will be granted seven years of orphan drug exclusivity, which means the FDA generally may not approve any other application for a product containing the same active moiety for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. The application for orphan designation must be submitted to the EMA and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity

Orphan drug designation must be requested before submission of an application for marketing approval. Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population.  Nonetheless, the same approval standards apply to orphan-designated products as for other drugs.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Priority Review, Fast Track, Breakthrough Therapy, and Accelerated Approval (United States)

The FDA has programs to expedite submission and consideration of certain drug products that address serious or life-threatening diseases or conditions.  An application for a drug will receive priority review designation if it is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review means that FDA will seek to complete its first-cycle review and take action on the application within six months rather than the customary 10 month standard review period.  An applicant may request priority review at the time it submits its application.  Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, the fast track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives fast track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with fast track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.  Other FDA programs intended to expedite development and review include accelerated approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit) and breakthrough therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives breakthrough therapy designation, it will be eligible for all of the benefits of fast track designation, as well as for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance. Even if a product qualifies for fast track designation or breakthrough therapy designation, the FDA may later decide that the product no longer meets the conditions for these designations, and/or may determine that the product does not meet the standards for approval.

Accelerated Review (European Union)

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a MAA is 210 days (excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest. Three cumulative criteria must be fulfilled in such circumstances:  the seriousness of the disease (e.g., heavy disabling or life‑threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

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

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2025. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our product candidates.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, each EU Member States can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers.   Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost‑effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits.  Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower‑priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross‑border imports from low‑priced markets exert a commercial pressure on pricing within a country.

Health Technology Assessment, or HTA, of medicinal products, however, is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States.  These EU Member States include the United Kingdom, France, Germany, Ireland, Italy and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted.  HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system.  Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States.  The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product varies between EU Member States.

In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established.  The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs.  This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to additional regulation, particularly once third-party reimbursement becomes available for one or more of our products, by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of HHS (for example, the Office of Inspector General), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Pharmaceutical and other healthcare companies have been investigated and reached substantial financial settlements under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non‑reimbursable, uses.  Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third‑party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking such payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.  Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

In addition, we are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information.  Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.  HIPAA, as amended by HITECH, and its implementing regulations, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.  Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity (e.g., a healthcare provider or a health plan) in a manner that is not authorized or permitted by HIPAA.

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

In addition, at the federal level, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs. The DSCA imposes requirements to ensure accountability in prescription drug distribution, for example, it requires manufacturers to affix a product identifier to each package and case of a prescription drug product intended for sale by November 27, 2017.  A product identifier is an electronically-readable graphic that contains information including the product’s unique numerical identifier, lot number, and expiration date.  The DSCA also requires relevant parties and to identify and remove illegitimate products from the market, including products that are counterfeit, stolen, intentionally contaminated, or otherwise harmful.  The Prescription Drug Marketing Act, its implementing regulations and state laws also regulate the distribution of prescription drug product samples.

In order to distribute products commercially, we must also comply with state law requirements for registration of manufacturers and wholesale distributors of pharmaceutical products, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, register their sales representatives, and/or limit other specified sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Name	Title
Jacqueline French, MD*	Professor of Neurology, NYU Langone Medical Center
John Messenheimer, MD*	Consultant, Neurologist/Epileptologist, John Messenheimer PLLC
Michael Rogawski, MD, PhD*	Professor of Neurology, UC Davis Center for Neuroscience
Rodney Radtke, MD*	Professor of Neurology, Duke University Medical Center
Randi J. Hagerman, MD†	Medical Director, UC Davis MIND Institute; Distinguished Professor, Endowed Chair in Fragile X Research, Department of Pediatrics, UC Davis School of Medicine
Steven J. Siegel, MD, PhD†	Chair, Department of Psychiatry and Behavioral Sciences, Keck School of Medicine, University of Southern California
Nicole Tartaglia, MD†	Associate Professor, Pediatrics-Developmental Pediatrics, University of Colorado Denver School of Medicine/Children’s Hospital of Colorado
Daniel Clauw, MD◊	Professor of Anesthesiology, Medicine (Rheumatology) and Psychiatry, University of Michigan
Philip Mease, MD◊	Clinical Professor, University of Washington, Seattle; Director of Rheumatology Research, Swedish Medical Center
Lesley Arnold, MD◊	Professor of Psychiatry and Behavioral Neuroscience, University of Cincinnati
Donald Abrams, MD^	Professor of Clinical Medicine, University of California San Francisco School of Medicine; Chief of Hematology/Oncology, San Francisco General Hospital
Miroslav Backonja, MD^	Clinical Professor, University of Wisconsin School of Medicine and Public Health; Medical Director, CRILifetree
Steven P. Cohen, MD^	Professor Anesthesiology & Critical Care Medicine, Johns Hopkins School of Medicine
Mark Wallace, MD^	Professor of Clinical Anesthesia, University of California San Diego

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

Employees

As of March 24, 2017, we had 12 full-time employees. In addition to our full‑time employees, we contract with third‑parties for the conduct of certain preclinical, manufacturing, accounting and administrative activities. We have no collective bargaining agreements with our employees and none are represented by labor unions.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an “emerging growth company” until the earliest of (1) the beginning of the first fiscal year following the fifth anniversary of our initial public offering, or January 1, 2021, (2) the beginning of the first fiscal year after our annual gross revenue is $1.0 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. For as long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various disclosure and reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002;

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

•

an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and

•	an exemption from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may rely on these provisions until December 31, 2020. However, if certain events occur prior to the end of such period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.0 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we will cease to be an “emerging growth company” prior to the end of such period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

We are a clinical stage specialty pharmaceutical company dedicated to developing and commercializing innovative transdermal synthetic cannabinoid treatments for patients with high unmet needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates, ZYN002 and ZYN001. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2016, 2015, and 2014 were approximately $23.4 million, $12.6 million and $5.8 million, respectively. As of December 31, 2016, we had an accumulated deficit of $46.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue from our product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the remaining preclinical studies and planned clinical trials for our product candidates;

•	complete and submit NDAs to the FDA and MAAs to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

•	manufacture any approved products in commercial quantities and on commercially reasonable terms;

•	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

•	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

•	obtain coverage and adequate reimbursement from third parties, including government payors; and

•	set a commercially viable price for any products for which we may receive approval.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals and reimbursement for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2016, we had approximately $31.0 million in cash and cash equivalents, and in early 2017 we completed an underwritten public offering of shares of our common stock which provided an additional $54.3 million in net proceeds.  We believe that current cash and cash equivalents, including proceeds from our follow-on public offering in the first quarter of 2017, are sufficient to develop five Phase 3 ready programs and, assuming feedback from the FDA supports a decision to move forward, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. The progress of ZYN002 and ZYN001 for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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

We receive Australian government research and development income tax concession refunds. If our research and development expenditures are not deemed to be eligible for the refund or the tax concession program is modified or discontinued by the Australian government, it could have a negative effect on our future cash flows and the funding of future research and development projects.

Our subsidiary is incorporated in Australia where we are currently engaged in research and development activities for ZYN002 and where we expect to engage in such activities for ZYN001 in the future. Our subsidiary is eligible to participate in the Australian Federal Government’s Research and Development Tax Incentive program, under which the government provides a cash refund for a portion of eligible research and development expenditures (45% for fiscal years beginning prior to July 1, 2016 and 43.5% for fiscal years beginning on or after July 1, 2016) by small Australian entities, which are defined as Australian entities with less than A$20 million in revenue, having a tax loss. The Research and Development Tax Incentive refund is offered by the Australian federal government for eligible research and development purposes based on the filing of an annual application. As part of this program, our subsidiary applied for and received cash refunds from the Australian Taxation Office for a percentage of the research and development costs expended by our subsidiary in Australia.

We received a Research and Development Tax Incentive refund in the fiscal year ended December 31, 2016 related to research and development expenditures made during 2015, and we expect to continue to receive refunds under this program for eligible research and development expenditures in Australia. However, to the extent that some or all of our research and development expenditures are deemed to be “ineligible,” then our refunds may decrease or be eliminated. In addition, the Australian government may in the future modify the requirements of, reduce the amounts of the refunds available under, or discontinue the Research and Development Tax Incentive program. Any such change in the Research and Development Tax Incentive program would have a negative effect on our future cash flows.

Our federal and state government grants could subject us to audits and could require us to repay funds previously awarded to us.

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2016 we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). In connection with these grants, we may be subject to routine audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Risks Related to our Business and Industry

We are largely dependent on the success of our product candidates, ZYN002 and ZYN001, which are still in clinical development, and will require significant capital resources and years of clinical development effort.

We currently have no products on the market, and our most advanced product candidate, ZYN002, is in Phase 2 clinical trials. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of ZYN002 and ZYN001, and substantial additional clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. It will be several years before we can commence and complete a pivotal study for ZYN002 or ZYN001, if ever. The clinical trials and manufacturing and marketing of ZYN002 and ZYN001 will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Australia, the European Union, Canada, and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post‑marketing studies and surveillance, which would require the expenditure of substantial resources beyond our existing funds. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA regulatory approval process or is granted a marketing authorisation by the European Commission or the other competent authorities in the EU Member States, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, ZYN002 and ZYN001 may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing of ZYN002 and ZYN001 and Phase 1 clinical trials of ZYN002 may not necessarily be predictive of the results from our ongoing Phase 2 clinical trials and our planned additional clinical trials. In addition, our interpretation of third-party clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our clinical trials of ZYN002 and ZYN001, the development timeline and regulatory approval and commercialization prospects for ZYN002 and ZYN001, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Even if ZYN002 and ZYN001 advance through pre-clinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. Prior to the commencement of the ZYN002 Phase 1 clinical trials in October 2015, our company had no history of conducting clinical trials, which is a time‑consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 12 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third‑party providers. As our product candidates advance through pre-clinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in our clinical trials of ZYN002 or ZYN001 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

ZYN002, our most advanced product candidate, is in Phase 2 clinical trials, and we have not yet commenced clinical trials for ZYN001. Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, findings related to safety and efficacy, changing regulatory standards and standards of medical care and other variables. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•

delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

•

clinical sites or investigators deviating from trial protocol, failing to conduct the trial in accordance with applicable regulatory requirements, or dropping out of a trial or failure of third-party clinical trial managers to meet their contractual obligations or deadlines;

•

delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;

•	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on the design of a given trial, or in obtaining authorization to commence a trial;

•	difficulties obtaining IRB, DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial;

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

•

DEA or comparable foreign regulatory authority‑related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the site’s controlled substance registration and causing a delay or termination of planned or ongoing clinical trials;

•	regulatory concerns with cannabinoid products generally and the potential for abuse of those products;

•

difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest and difficulties having subjects return for post-treatment follow-up;

•	ambiguous or negative interim results; or

•	lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, an IRB, an ethics committee, a data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue due to a number of factors, including, among others:

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

If our clinical trials fail or are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business, financial condition or results of operations.

We intend to expend our limited resources to pursue ZYN002 and ZYN001 for certain indications, and may fail to capitalize on other product candidates or other indications for ZYN002 or ZYN001 that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to ZYN002 and ZYN001 for certain indications, which concentrates the risk of product failure in the event ZYN002 or ZYN001 proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying ZYN002 in patients with refractory epileptic focal seizures, OA and FXS and we intend to study ZYN001 in patients with fibromyalgia and peripheral neuropathic pain. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for ZYN002 or ZYN001 that could later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to ZYN002 and ZYN001 may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ZYN002 and ZYN001, we may relinquish valuable rights to ZYN002 or ZYN001 through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ZYN002 or ZYN001.

The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA, from the FDA or an MAA from the European Commission, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

•	the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA or EMA may require that we conduct additional clinical trials;

•	the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

•	the CROs and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that ZYN002 or ZYN001 are safe and effective for their proposed indications;

•	the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

•

the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States or outside the European Union, as applicable, where the standard of care is potentially different from that in the United States or in the European Union, as applicable;

•

if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•

the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post‑approval, and the European Commission may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post‑authorization safety studies;

•

the FDA, DEA, European Commission or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third‑party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

•	the FDA, European Commission or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could increase development costs, jeopardize our ability to obtain regulatory approval for and successfully market ZYN002 or ZYN001 and generate product revenue. Moreover, because our business is almost entirely dependent upon these two product candidates, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

We are currently conducting Phase 2 clinical trials for ZYN002 outside the United States, expect to conduct Phase 1 clinical trials for ZYN001 outside the United States and may choose to conduct additional clinical trials for ZYN002 and ZYN001 outside the United States, and the FDA may not accept data from such trials.

We are currently conducting Phase 2 clinical trials for ZYN002 in Australia and New Zealand. We expect to conduct Phase 1 clinical trials for ZYN001 in Australia, subject to applicable regulatory approval. We may choose to conduct additional clinical trials for ZYN002 and ZYN001 in countries outside the United States, including Australia and New Zealand, subject to applicable regulatory approval. We plan to submit NDAs for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time‑consuming and delay aspects of our development plan.

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

If we obtain regulatory approval for ZYN002 or ZYN001, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities, including requirements related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post‑market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA, DEA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, initiate a change in the drug’s controlled substance schedule, impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance, impose a recall or seek to withdraw marketing approval altogether.

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with cGMP. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

•	issue untitled letters, letters of administration or warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval or suspend or revoke the facility’s controlled substance registration;

•	suspend any ongoing clinical trials;

•	require us to enter into a Memorandum of Agreement settling administrative or civil claims which can require the implementation of costly compliance programs;

•	refuse to approve pending applications or supplements to applications filed by us; or

•	seize or detain products or require us to initiate a product recall.

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

ZYN002 and ZYN001 contain controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis and certain of its derivatives are Schedule I controlled substances, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II ‑ V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when ZYN002 or ZYN001 receives FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of ZYN002 and ZYN001 to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of ZYN002 or ZYN001.  However, DEA must issue a temporary order scheduling the drug within 90 days after FDA approves the drug and DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that ZYN002 or ZYN001 may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of ZYN002 or ZYN001.

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

We expect that ZYN002 and ZYN001 will be scheduled as Schedule II or III, as a result of which we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If ZYN002 or ZYN001 is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to additional recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.  Further, if ZYN002 or ZYN001 is a Schedule II drug, DEA must establish an annual aggregate quota for the amount that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.  A failure by us to obtain adequate quota could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We currently manufacture the API for ZYN002 and ZYN001 in the United States and Canada and Europe. We are currently conducting Phase 2 clinical trials for ZYN002 in Australia and New Zealand. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand and from other regulatory agencies in other countries where we develop, manufacture or commercialize ZYN002 or ZYN001 in the future. We plan to submit NDAs for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials and will require additional DEA approvals at such time as well.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of ZYN002 and ZYN001 and the API used to manufacture ZYN002 and ZYN001 will require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada and Europe, where our API is also manufactured, the Canada Border Services Agency, Health Canada, the EMA and the European Commission; in Australia and New Zealand, where we are currently conducting clinical trials, the Australian Customs and Board Protection Service the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or

ZYN002 or ZYN001. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or ZYN002 or ZYN001 could have a material adverse effect on our business, results of operations and financial condition.

Failure to obtain regulatory approval in jurisdictions outside the United States and the European Union would prevent our product candidates from being marketed in those jurisdictions.

In order to market and sell our products in jurisdictions other than the United States and the European Union, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States and the European Union generally includes all of the risks associated with obtaining FDA approval or the approval from the European Commission, but can involve additional testing. We may need to partner with third parties in order to obtain approvals outside the United States and the European Union. In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States and the European Union on a timely basis, if at all. Even if we were to receive approval in the United States or the European Union, approval by the FDA or the European Commission does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by one regulatory authority outside the United States and the European Union would not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the European Commission. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in other foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could decline.

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

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2% reduction, on average, to 2025.  In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and successfully commercialize ZYN002, ZYN001 or other product candidates that we may develop, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

We have been granted orphan drug status by the FDA for ZYN002 for the treatment of FXS, but we may be unable to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the drug and indication for which it has orphan drug designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified.

As a result, even though ZYN002 has received orphan drug exclusivity in FXS in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. If ZYN002 receives orphan drug exclusivity in the European Union, the European Commission could also, in defined circumstances, approve a competing product. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of ZYN002 or if the FDA finds that a subsequent applicant for FXS demonstrates clinical superiority to ZYN002. In addition, the European Commission could reduce the term of exclusivity if ZYN002 is sufficiently profitable.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage available for any of our approved products. Furthermore, private payors often follow Medicare in setting their own coverage policies. Therefore, any reduction in coverage that results from the Medicare Modernization Act may result in a similar reduction from private payors.

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

Outside the United States, particularly in EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of HTA procedures with governmental authorities can take considerable time after receipt of marketing authorization for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines, but monitor and control company profits. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low‑priced and high‑priced EU member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost‑effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third‑party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds (including through reimbursement by Medicare or Medicaid or other federal health care programs), which has been applied to impermissible promotion of pharmaceutical products for off‑label uses, or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

•

HIPAA, as amended by HITECH, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by HITECH, among other things, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes notification obligations in the event of a breach of the privacy or security individually identifiable health information;

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•

numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information;

•

analogous state laws and regulations, such as state anti‑kickback laws, false claims laws and privacy and security of health information laws, may apply to sales or marketing arrangements, claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, or health information; and

•

certain state laws require pharmaceutical companies to adopt codes of conduct consistent with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; restrict certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers; and/or  require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures.

Comparable laws and regulations exist in the countries within the European Economic Area, or EEA. Although such laws are partially based upon European Union law, they may vary from country to country. Healthcare specific, as well as general European Union and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare professionals, and the collection and processing of personal health data. Non‑compliance with any of these laws or regulations could lead to criminal or civil liability.

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

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our business and financial condition.

We may face competition for ZYN002 and ZYN001, if approved, from cheaper cannabinoid therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including ZYN002 and ZYN001, and adversely affect our future revenues and prospects for profitability.

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians and patients. The market acceptance of any product depends on a number of factors, including but not limited to awareness of a product’s availability and benefits, the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs, physicians’ willingness to prescribe the product, reimbursement from third‑party payors such as government healthcare systems and insurance companies, the price of the product, pharmacological benefit and cost-effectiveness of our products relative to competing products; the nature of any post‑approval risk management plans mandated by regulatory authorities, competition, and the effectiveness of marketing and distribution efforts. Any factors preventing or limiting the market acceptance of our product candidates could have a material adverse effect on our business, results of operations and financial condition.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Armando Anido, our chairman and chief executive officer, Terri B. Sebree, our president, James Fickenscher, our chief financial officer, and Suzanne M. Hanlon, our general counsel and vice president of human resources. The loss of one or more members of our management team or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our team has cultivated within the life sciences industry makes us particularly dependent upon their continued employment with us. Because our management team is not obligated to provide us with continued service, they could terminate their employment or services with us at any time without penalty, subject to providing any required advance notice. We do not maintain key person life insurance policies for any members of our management team. Our future success and growth will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that may enter the market. We believe that a significant number of products are currently available, under development, and may become commercially available in the future, for the treatment of indications for which we may try to develop product candidates. If either of our product candidates, ZYN002 or ZYN001, is approved for the indications we are currently pursuing, it will compete with a range of therapeutic treatments that are either in development or currently marketed.

We are aware of multiple companies that are working in the Cannabis therapeutic area, including pharmaceutical companies such as GW, which markets Sativex, a botanical cannabinoid oral mucosal for the treatment of spasticity due to multiple sclerosis and which is also in development in neuropathic pain in several foreign countries and is seeking FDA approval in the United States, and is developing Epidiolex, a liquid formulation of highly purified CBD extract, as a treatment for DS, LGS and various childhood epilepsy syndromes; Insys, which is seeking FDA approval for an orally‑administered liquid formulation of its synthetic CBD compound as a treatment for DS, LGS, childhood epilepsy syndromes and glioblastoma; and Kalytera Therapeutics, Inc. which is developing an oral formulation of CBD for the treatment of acute GvHD, along with several other companies in early stage discovery and preclinical development utilizing CBD and/or THC.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could materially impact our ability to develop and, if approved, commercialize ZYN002 or ZYN001 successfully.

Our product candidates may compete with non‑synthetic cannabinoid drugs, including therapies such as GW’s Sativex or Epidiolex. Our product candidates may also compete with medical and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is support in the United States for further legalization of marijuana. In markets where recreational and/or medical marijuana is not legal, our product candidates may compete with marijuana purchased in the illegal drug market. We cannot assess the extent to which patients may utilize marijuana obtained illegally for the treatment of the indications for which we are developing ZYN002 and ZYN001.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could cause us to incur substantial liabilities.

Our use of ZYN002 and ZYN001 in clinical trials and the sale of ZYN002 and ZYN001, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with ZYN002 or ZYN001. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for ZYN002 or ZYN001 following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels or increased warnings imposed by the European Commission;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize ZYN002 or ZYN001, if approved.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our share price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, results of operations, business and prospects could be materially adversely affected.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Despite the implementation of security measures, our information technology systems, and those of our third-party contractors and consultants, are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption.  Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation, suffer disruptions to our research and development and incur increased operating costs including costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability.  For instance, the loss of preclinical or clinical data could result in delays in our development and regulatory filing efforts and significantly increase our costs.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels.  The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues.  Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information.  In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA.

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal health data in the European Union is governed by the provisions of the EU Data Protection Directive, or the Directive.  The Directive and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.  In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data.  Data protection authorities from the different EU Member States may interpret the Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including GCP, which are enforced by the FDA, and guidelines of the Competent Authorities of Member States of the EEA and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Commission or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed or reduced. In addition, operations of our CROs could be affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer.

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

We rely on third‑party manufacturers and suppliers to produce preclinical and clinical supplies, and intend to rely on third-party manufacturers for commercial supplies, of APIs and final dosage forms for ZYN002 and ZYN001, if approved.

We rely on third parties to supply the materials for, and manufacture, our research and development, and preclinical and clinical trial APIs. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our API manufacturer could require significant effort and expertise because there may be a limited number of qualified manufacturers.

The manufacturing process for our product candidates is subject to review by the FDA, EMA, DEA and other foreign regulatory authorities. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards such as cGMP. In addition, our manufacturers must ensure consistency among batches, including preclinical, clinical and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. Our manufacturers must also ensure that our batches conform to complex release specifications. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

In addition, our ability to obtain materials from these suppliers could be disrupted if the operations of these manufacturers are affected by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer. Our third‑party manufacturers also may use hazardous materials, including chemicals and compounds that could be dangerous to human health and safety or the environment, and their operations may also produce hazardous waste products. In the event of contamination or injury, our third‑party manufacturers could be held liable for damages or be penalized with fines in an amount exceeding their resources, which could result in our clinical trials or regulatory approvals being delayed or suspended.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of ZYN002 or ZYN001, if approved, could be delayed or terminated.

We are not currently party to any collaborative arrangements for the commercialization of ZYN002 or ZYN001, if approved, or similar arrangements, although we may pursue such arrangements before any commercialization of ZYN002 or ZYN001, if approved. If we enter into future collaborative arrangements for the commercialization of any product candidate or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of any product candidate could be delayed, curtailed or terminated.

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

We are aware of an issued U.S. patent and corresponding foreign patent owned by a third party with claims that are directed to a method of treating partial seizures by administering CBD to a patient where the CBD is present in an amount to provide a daily dose of at least 400mg. This patent could be construed to cover ZYN002 for our refractory epilepsy development program if the therapeutic dose for CBD contained in ZYN002 is determined to be at or above 400mg. If and when ZYN002 is approved by the FDA for treatment of refractory epileptic focal seizures, if it has a label that contains dosing of ZYN002 with CBD at or above 400mg, such third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. In such lawsuit, we may incur substantial expenses defending our rights to commercialize ZYN002 for refractory epilepsy, and in connection with such lawsuit and under certain circumstances, it is possible that we could be required to cease or delay the commercialization of ZYN002 for refractory epilepsy and/or be required to pay monetary damages or other amounts, including royalties on the sales of ZYN002 for refractory epilepsy. Moreover, such lawsuit may also consume substantial time and resources of our management team and board of directors. The threat or consequences of such a lawsuit may also result in royalty and other monetary obligations, which may adversely affect our results of operations and financial condition.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2016 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. As a result, proceedings to enforce our patent rights in certain foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and could be unsuccessful.

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

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 39% of our voting stock at March 24, 2017. This concentration of ownership could harm the market price of our common stock by:

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

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

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

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers. As of March 24, 2017, there were 786,700 shares of our common stock available for future grant under our 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

•

require that the amendment of certain provisions of our certificate of incorporation and bylaws relating to anti‑takeover measures may only be approved by a vote of 66 2/3% of our outstanding capital stock;

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Our company headquarters are located in Devon, Pennsylvania where we occupy approximately 7,300 square feet of office space pursuant to a five‑year lease which expires on May 31, 2020. In addition, one of our employees works in Covington, Kentucky where we lease office space and a shared conference room and business facilities pursuant to a lease agreement; that lease agreement is month-to-month.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market since August 5, 2015 under the symbol “ZYNE.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales price of our common stock, as reported by the NASDAQ Global Market for the period indicated:

	High	Low
2016
Fourth Quarter	$16.91	$10.56
Third Quarter	$14.44	$6.62
Second Quarter	$11.68	$6.02
First Quarter	$21.56	$4.64
2015
Fourth Quarter	$18.25	$9.33
Third Quarter (August 4, 2015 - September 30, 2015)	$43.00	$12.00

Holders of Common Stock

As of March 24, 2017, there were 41 holders of record of our common stock.

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

As of December 31, 2016, we have used approximately $21.2 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our Phase 1 and Phase 2 clinical trials), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to our wholly-owned subsidiary, to officers for salaries and bonuses and to non-employee directors as compensation for board service.

Our use of net proceeds to date is consistent with the use and proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 5, 2015, or the prospectus, and there has been no material change in our planned use of the balance of the net proceeds from the IPO described in the prospectus.

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

Item 6.        Selected Financial Data

This section should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements and accompanying notes appearing elsewhere in this Report. The selected consolidated statements of operations data for the year ended December 31, 2013 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 has been derived from financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical consolidated results are not necessarily indicative of the results that may be expected in the future.

Statements of Operation Data:

	Year Ended December 31,
	2016	2015	2014	2013

Revenue	$7,250	$278,900	$810,012	$943,904
Operating expenses:
Research and development	16,784,626	7,445,669	2,401,406	1,134,041
General and administrative	6,430,252	5,364,390	4,076,339	444,302
Total operating expenses	23,214,878	12,810,059	6,477,745	1,578,343
Loss from operations	(23,207,628)	(12,531,159)	(5,667,733)	(634,439)
Other income (expense):
Interest income (expense), net	80,222	7,352	(1,844)	(2,351)
Foreign exchange loss	(189,497)	—	—	—
Loss on disposal of equipment	(99,147)	—	—	—
Total other income (expense)	(208,422)	7,352	(1,844)	(2,351)
Loss before income taxes	(23,416,050)	(12,523,807)	(5,669,577)	(636,790)
Income tax (benefit) expense	(27,543)	27,543	—	—
Net loss	(23,388,507)	(12,551,350)	(5,669,577)	(636,790)
Accretion of redeemable convertible preferred stock	—	—	(87,954)	(161,834)
Net loss applicable to common stockholders	$(23,388,507)	$(12,551,350)	$(5,757,531)	$(798,624)
Per share information:
Net loss per share basic and diluted (1)	$(2.58)	$(2.82)	$(6.44)	$(1.63)
Basic and diluted weighted average shares outstanding	9,070,232	4,457,719	894,575	490,760

(1)

Refer to note 2(m) of our audited financial statements for a description of the method used to calculate net loss per share, basic and diluted, and the basic and diluted weighted average shares outstanding.

	As of December 31,
	2016	2015	2014	2013

BALANCE SHEET DATA:
Cash and cash equivalents	$30,965,791	$41,513,060	$9,330,681	$154,695
Total assets	36,554,274	43,643,541	11,616,671	1,860,840
Total liabilities	6,966,966	3,937,617	3,145,535	3,057,546
Convertible preferred stock	—	—	16,522,811	3,162,373
Total stockholders’ equity (deficit)	29,587,308	39,705,924	(8,051,675)	(4,359,079)

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

Overview

Company Overview

We are a clinical stage specialty pharmaceutical company dedicated to developing and commercializing innovative transdermal synthetic cannabinoid treatments for patients with high unmet needs. We are evaluating two patent protected product candidates, ZYN002 and ZYN001, in five indications. We are studying ZYN002 in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures) and OA, and in pediatric patients with FXS. We intend to study ZYN001 in patients with fibromyalgia and peripheral neuropathic pain. We believe these product candidates will provide new treatment options for patients, as well as additional treatment options for patients not currently receiving adequate relief from current treatment regimens. In 2016, we completed a Phase 1 program for ZYN002 in which it was demonstrated to be safe and well tolerated in both healthy volunteers and patients with epilepsy. We are currently conducting Phase 2 clinical trials for ZYN002 in adult patients with refractory epileptic focal seizures, adult patients with OA and pediatric patients with FXS. We expect to initiate Phase 1 clinical trials for ZYN001 in the first half of 2017.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and THC. Clinical and preclinical data suggest that CBD has positive effects on treating epilepsy, arthritis and FXS, and THC has positive effects on treating pain. We believe ZYN002 may potentially offer first‑line therapies to patients suffering from epilepsy, OA and FXS, and ZYN001 may potentially offer first-line therapies to patients suffering from fibromyalgia and peripheral neuropathic pain.

ZYN002 is the first and only synthetic CBD formulated as a permeation‑enhanced gel for transdermal delivery, and is patent‑protected through 2030. CBD is the primary non‑psychoactive component of Cannabis. In preclinical animal studies, ZYN002’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of ZYN002, which maintains CBD in a neutral pH. ZYN002, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of epilepsy, OA and FXS, which collectively affect millions of patients using treatments that currently comprise a multi‑billion dollar market. We have been granted orphan drug designation from the U.S. Food and Drug Administration, or FDA, for ZYN002 for the treatment of FXS.

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent‑protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal enzymatic process. In addition, we expect that ZYN001 will be classified by the FDA as a NCE. We are working with a development partner, LTS, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting two pain indications, fibromyalgia and peripheral neuropathic pain, which collectively represent multi-billion dollar markets.

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $23.4 million, $12.6 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, our accumulated deficit was $46.0 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We incurred research and development expenses of $16.8 million, $7.4 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Our research and development expenses in 2016 were higher than in past years as a result of our Phase 1 and Phase 2 clinical trials of ZYN002 as well as preclinical development of ZYN001 in advance of our expected initiation of our Phase 1 clinical trials for ZYN001 in the first half of 2017; we expect research and development expenses in future years to continue to increase as we continue our clinical trials and begin new phases for each of our product candidates. Our research and development expenses in 2016 were net of $4.1 million related to an Australian tax incentive and the Goods and Services Tax, or GST, paid to Australian vendors, related to certain research and development costs and GST incurred in Australia. Of this amount, we received a refund of $0.5 million during the year ended December 31, 2016 related to GST and we expect to receive a refund of $3.6 million during the year ended December 31, 2017. Our research and development expenses in 2015 were net of $0.4 million related to the Australian tax incentive, for which we received a refund during the year ended December 31, 2016.

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

We expect that our general and administrative expenses in 2017 and for the next several years will be higher than in past years as we increase our headcount. We also anticipate increased expenses relating to our operations as a public company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal control and similar requirements applicable to public companies, as well as increased costs for insurance.

Interest Income (Expense), net — Interest income consists primarily of interest earned on our money market bank account. Interest expense consists of interest expense on our note payable that was paid off during 2014.

Income Taxes — As of December 31, 2016, we had $36.5 million of federal operating loss carryforwards and $1.3 million of research tax credit carryforwards available to offset future taxable income. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. At December 31, 2016 and 2015, we concluded that a full valuation allowance is necessary for our deferred tax assets. For the years ended December 31, 2016 and 2015, there was $27,543 of income tax benefit and $27,543 of income tax expense, respectively, associated with our Australian subsidiary.

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

Fair Value of Common Stock and Stock‑Based Compensation

We account for grants of stock options and restricted stock to employees based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model, which requires management to apply judgment and make estimates including the volatility of our common stock, the expected term of our stock options, the expected dividend yield and the fair value of our common stock on the date of grant. We estimate the fair value of restricted stock based on the closing price of our common stock on the date of grant. We account for stock options and restricted stock awards to non‑employees, if any, using the fair value approach. Stock options and restricted stock awards to non‑employees are subject to periodic revaluation over their vesting terms; there were no stock options or restricted stock awards to non-employees as of December 31, 2016.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

	Year Ended		Increase
	December 31,		(Decrease)
	2016	2015	$	%
Revenue	$7,250	$278,900	$(271,650)	(97)%
Operating expenses:
Research and development	16,784,626	7,445,669	9,338,957	125%
General and administrative	6,430,252	5,364,390	1,065,862	20%
Total operating expenses	23,214,878	12,810,059	10,404,819	81%
Loss from operations	(23,207,628)	(12,531,159)	(10,676,469)	85%
Other income (expense)	(208,422)	7,352	(215,774)	(2,935)%
Income tax (benefit) expense	(27,543)	27,543	(55,086)	(200)%
Net loss	$(23,388,507)	$(12,551,350)	$(10,837,157)	86%

Revenue

Revenue in 2016 and 2015 was entirely related to work performed in connection with grants received prior to 2015; grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progresses and amounts are earned. Revenue decreased $271,650, or 97%, to $7,250 for the year ended December 31, 2016 from $278,900 for the year ended December 31, 2015. The decrease from 2015 reflected reduced research activities associated with our remaining grants.

Research and Development Expenses

Research and development expenses increased by $9.3 million, or 125%, to $16.8 million for the year ended December 31, 2016 from $7.4 million for the year ended December 31, 2015. The increase was primarily related to an increase in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001. Additionally, personnel costs, including stock-based compensation expense, also increased from the prior-year period. No stock-based compensation expense was recorded prior to our IPO in August 2015 since the vesting of the stock-based compensation awards prior to the IPO was contingent on the closing of the IPO. Stock-based compensation expense was recorded for the full year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 20%, to $6.4 million for the year ended December 31, 2016 from $5.4 million for the year ended December 31, 2015. The increase primarily relates to increases in personnel costs, primarily stock-based compensation expense, related to increased headcount. No stock-based compensation expense was recorded prior to our IPO in August 2015 since the vesting of the stock-based compensation awards prior to the IPO was contingent on the closing of the IPO. Stock-based compensation expense was recorded for the full year ended December 31, 2016.

Other Income (Expense)

During the years ended December 31, 2016 and 2015, we recognized $80,222 and $7,352, respectively, in interest income. During the year ended December 31, 2016, we recognized foreign currency losses of $189,497 due primarily to the translation of certain assets and liabilities related to our Australian subsidiary that are denominated in the local currency to the U.S. dollar functional currency.  During the year ended December 31, 2016, we recognized a loss on the disposal of research and development equipment of $99,147. There was no foreign currency gain or loss, or gain or loss on disposal of equipment, for the same period in 2015.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

	Year Ended		Increase
	December 31,		(Decrease)
	2015	2014	$	%
Revenue	$278,900	$810,012	$(531,112)	(66)%
Operating expenses:
Research and development	7,445,669	2,401,406	5,044,263	210%
General and administrative	5,364,390	4,076,339	1,288,051	32%
Total operating expenses	12,810,059	6,477,745	6,332,314	98%
Loss from operations	(12,531,159)	(5,667,733)	(6,863,426)	121%
Other income (expense)	7,352	(1,844)	9,196	(499)%
Income tax (benefit) expense	27,543	—	27,543	100%
Net loss	$(12,551,350)	$(5,669,577)	$(6,881,773)	121%

Revenue

Revenue in 2015 was entirely related to work performed in connection with grants received prior to 2015; grants received were recorded as deferred revenue and is recognized as revenue as the designated preclinical study progresses and amounts are earned. Revenue decreased $531,112, or 66%, to $278,900 for the year ended December 31, 2015 from $810,012 for the year ended December 31, 2014. The decrease from 2014 primarily related to the termination of work on two grants, and reflected reduced research activities associated with our remaining grants. Also in 2014, we recorded $0.1 million of research services revenue. There was no research services revenue in 2015.

Research and Development Expenses

Research and development expenses increased by $5.0 million, or 210%, to $7.4 million for the year ended December 31, 2015 from $2.4 million for the year ended December 31, 2014. The increase was primarily related to an increase in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001, as well as increased personnel costs due to an increase in headcount and the recognition of stock-based compensation expense beginning in the second half of 2015.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 32%, to $5.4 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014. These increases were largely the result of our efforts to establish an infrastructure to support our product development activities and fees associated with becoming a public company, and were primarily related to increased personnel costs including stock-based compensation expense.

Other Income (Expense)

During the years ended December 31, 2015 and 2014, we recognized $7,352 in interest income and $1,844 in interest expense.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016 and our recent follow-on offering in 2017, which are described below) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2016, our principal sources of liquidity were our cash and cash equivalents, which totaled $31.0 million. Our working capital was $29.4 million as of December 31, 2016.

Management believes that current cash and cash equivalents, including proceeds from our follow-on public offering in the first quarter of 2017, are sufficient to develop five Phase 3 ready programs and, assuming feedback from the FDA supports a decision to move forward, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Equity Financings

During the year ended December 31, 2014, we received net proceeds of $13.2 million from the sale of convertible preferred stock.

In August 2015, we completed our IPO, selling 3,450,000 shares at an offering price of $14.00 per share resulting in gross proceeds of $48.3 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $42.1 million. In connection with the closing of the IPO, all outstanding shares of our Series 1 convertible preferred stock were converted into an aggregate of 3,704,215 shares of common stock.

During the year ended December 31, 2016, we entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we sold and issued 794,906 shares of our common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, we completed an additional follow-on public offering, selling 3,220,000 shares of our common stock at an offering price of $18.00 per share, resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.3 million.

Debt

We had no debt outstanding as of December 31, 2016 or 2015.

Future Capital Requirements

During the year ended December 31, 2016, net cash used in operating activities was $20.4 million, and our accumulated deficit as of December 31, 2016 was $46.0 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

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

Cash Flows

Years Ended December 31, 2016 and December 31, 2015 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31,
	2016	2015
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(20,438,166)	$(9,786,799)
Investing activities	(109,628)	(216,335)
Financing activities	10,000,525	42,185,513
Net (decrease) increase in cash and cash equivalents	$(10,547,269)	$32,182,379

Operating Activities

For the year ended December 31, 2016, cash used in operating activities was $20.4 million, compared to $9.8 million for the year ended December 31, 2015. The increase from the comparable 2015 period was primarily related to an increase in project and research and development costs associated with our preclinical studies and clinical trials that both increased our vendor payments during the year and increased our incentive and tax receivables associated with research and development costs expended in Australia and GST paid to Australian vendors. An increase in public company administrative costs as compared to 2015 also contributed.

We expect cash used in operating activities to continue to increase in 2017 as compared to 2016 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the year ended December 31, 2016, cash used in investing activities was $0.1 million and related to fabrication equipment located in Australia. For the year ended December 31, 2015, cash used in investing activities was $0.2 million, representing the cost of certain fabrication equipment, computer equipment, and furniture and fixtures associated with the establishment of our new corporate headquarters.

Financing Activities

Cash provided by financing activities was $10.0 million and $42.2 million for the years ended December 31, 2016 and 2015, respectively, primarily representing the net proceeds from our equity offerings. During 2016, net proceeds of $10.0 million resulted from sales of our common stock under the Sales Agreement with Jefferies completed in the second half of 2016. During 2015, net proceeds of $42.2 million resulted from our IPO and the exercise of employee stock options.

Years Ended December 31, 2015 and December 31, 2014 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2015 and December 31, 2014.

	Year ended December 31,
	2015	2014
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(9,786,799)	$(3,540,655)
Investing activities	(216,335)	(19,717)
Financing activities	42,185,513	12,736,358
Increase (decrease) in cash and cash equivalents	$32,182,379	$9,175,986

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018 and 2019	2020 and 2021	2022 and Thereafter
Operating lease obligations	$646,786	$157,414	$403,837	85,535	$-

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014‑15, Presentation of Financial Statements‑Going Concern (Subtopic 205‑40): Disclosure of Uncertainties

about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance related to eight cash flow classification issues. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires changes in restricted cash and restricted cash equivalents to be explained on the statement of cash flows by including restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total cash and cash equivalents shown on the statement of cash flows. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

We have engaged third parties to manufacture our product candidates in Canada and Europe and to conduct clinical trials for our product candidates in Australia. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies. Accordingly, we are subject to limited foreign currency exchange rate risk.  For example, we recognized a loss of $0.2 million related to foreign currency transactions during the year ended December 31, 2016. We do not believe foreign currency exchange rate risk is a substantial risk at this time due to the limited extent of our operations, however, if we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

As of December 31, 2016, we had cash and cash equivalents of $31.0 million consisting primarily of cash and money market accounts. We do not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments.

Item 8.        Financial Statements and Supplementary Data

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2016 and 2015	86
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	87
Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	88
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	89
Notes to Consolidated Financial Statements	90

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zynerba Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zynerba Pharmaceuticals, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 27, 2017

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$30,965,791	$41,513,060
Incentive and tax receivables	3,613,943	356,718
Prepaid expenses and other current assets	1,830,958	1,545,917
Total current assets	36,410,692	43,415,695
Property and equipment, net	143,382	227,646
Other assets	200	200
Total assets	$36,554,274	$43,643,541
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,848,084	$823,401
Accrued expenses	4,284,907	2,272,991
Deferred grant revenue	833,975	841,225
Total current liabilities	6,966,966	3,937,617
Commitments and contingencies (note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 9,994,825 shares issued and outstanding at December 31, 2016 and 9,199,919 shares issued and outstanding at December 31, 2015	9,995	9,200
Additional paid-in capital	75,545,875	62,276,779
Accumulated deficit	(45,968,562)	(22,580,055)
Total stockholders' equity	29,587,308	39,705,924
Total liabilities and stockholders' equity	$36,554,274	$43,643,541

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2016	2015	2014
Revenue	$7,250	$278,900	$810,012
Operating expenses:
Research and development	16,784,626	7,445,669	2,401,406
General and administrative	6,430,252	5,364,390	4,076,339
Total operating expenses	23,214,878	12,810,059	6,477,745
Loss from operations	(23,207,628)	(12,531,159)	(5,667,733)
Other income (expense):
Interest income (expense)	80,222	7,352	(1,844)
Foreign exchange loss	(189,497)	—	—
Loss on disposal of equipment	(99,147)	—	—
Total other income (expense)	(208,422)	7,352	(1,844)
Loss before income taxes	(23,416,050)	(12,523,807)	(5,669,577)
Income tax (benefit) expense	(27,543)	27,543	—
Net loss	(23,388,507)	(12,551,350)	(5,669,577)
Accretion of redeemable convertible preferred stock	—	—	(87,954)
Net loss applicable to common stockholders	$(23,388,507)	$(12,551,350)	$(5,757,531)

Net loss per share basic and diluted	$(2.58)	$(2.82)	$(6.44)
Basic and diluted weighted average shares outstanding	9,070,232	4,457,719	894,575

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2014, 2015 and 2016

							Stockholders' equity
	Redeemable convertible preferred stock				Convertible preferred stock						Total
	Series A		Series B		Series 1		Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2013	720,002	$1,646,179	998,109	$1,516,194	—	$—	490,760	$49	$—	$(4,359,128)	$(4,359,079)
Issuance of Series B redeemable convertible preferred stock, net of stock issuance costs of $3,089	—	—	250,000	347,411	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	25,443	—	62,511	—	—	—	—	(87,954)	—	(87,954)
Issuance of Series 1 convertible preferred stock, net of offering costs of $289,878	—	—	—	—	6,244,051	12,925,034	—	—	—	—	—
Issuance of common stock (pre recapitalization)	—	—	—	—	—	—	74,923	7	125,360	—	125,367
Forfeiture of common stock (pre recapitalization)	—	—	—	—	—	—	(359,042)	(36)	36	—	—
Recapitalization transactions (Note 8)	(720,002)	(1,671,622)	(1,248,109)	(1,926,116)	720,002	3,597,777	591,230	778	791,183	—	791,961
Issuance of common stock (post recapitalization)	—	—	—	—	—	—	693,661	694	1,146,913	—	1,147,607
Forfeiture of common stock (post recapitalization)	—	—	—	—	—	—	(41,667)	(42)	42	—	—
Issuance of restricted stock	—	—	—	—	—	—	579,882	580	(580)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,669,577)	(5,669,577)
Balance at December 31, 2014	—	$—	—	$—	6,964,053	$16,522,811	2,029,747	$2,030	$1,975,000	$(10,028,705)	$(8,051,675)
Conversion of Series 1 convertible preferred stock	—	—	—	—	(6,964,053)	(16,522,811)	3,704,215	3,704	16,519,107	—	16,522,811
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	3,450,000	3,450	42,118,554	—	42,122,004
Exercise of stock options	—	—	—	—	—	—	15,957	16	63,493	—	63,509
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,600,625	—	1,600,625
Net loss	—	—	—	—	—	—	—	—	—	(12,551,350)	(12,551,350)
Balance at December 31, 2015	—	—	—	—	—	—	9,199,919	9,200	62,276,779	(22,580,055)	39,705,924
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	794,906	795	9,999,730	—	10,000,525
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,269,366	—	3,269,366
Net loss	—	—	—	—	—	—	—	—	—	(23,388,507)	(23,388,507)
Balance at December 31, 2016	—	$—	—	$—	—	$—	9,994,825	$9,995	$75,545,875	$(45,968,562)	$29,587,308

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(23,388,507)	$(12,551,350)	$(5,669,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75,301	26,027	27,063
Forgiveness of accounts payable	—	—	(180,782)
Common stock issued for services	—	—	2,063,565
Stock-based compensation	3,269,366	1,600,625	—
Loss on disposal of equipment	99,147	—	22,550
Changes in operating assets and liabilities:
Incentive and tax receivables	(3,257,225)	(356,718)	—
Grant receivables	—	—	34,514
Prepaid expenses and other assets	(285,041)	(359,968)	437,691
Deferred grant revenue	(7,250)	(278,900)	(641,321)
Accounts payable	1,044,127	536,354	140,105
Accrued expenses	2,011,916	1,597,131	225,537
Net cash used in operating activities	(20,438,166)	(9,786,799)	(3,540,655)
Cash flows from investing activities:
Purchases of property and equipment	(109,628)	(216,335)	(19,717)
Net cash used in investing activities	(109,628)	(216,335)	(19,717)
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock, net	—	—	309,911
Proceeds from issuance of Series 1 convertible preferred stock, net	—	—	12,925,034
Proceeds from the issuance of common stock, net of offering costs	10,000,525	42,122,004	1,409
Proceeds from the exercise of stock options	—	63,509	—
Repayment of borrowings	—	—	(499,996)
Net cash provided by financing activities	10,000,525	42,185,513	12,736,358
Net (decrease) increase in cash and cash equivalents	(10,547,269)	32,182,379	9,175,986
Cash and cash equivalents at beginning of period	41,513,060	9,330,681	154,695
Cash and cash equivalents at end of period	$30,965,791	$41,513,060	$9,330,681

Supplemental disclosures of cash flow information:
Accrued dividends on redeemable convertible preferred stock	$—	$—	$48,078
Accretion of redeemable convertible preferred stock	—	—	39,876
Deferred offering costs included in accounts payable	—	—	1,080,199
Change in property and equipment acquired but not paid	(19,444)	17,696	1,748
Cash paid for interest	—	—	1,920

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Company”, “we”), is a clinical stage specialty pharmaceutical company dedicated to developing and commercializing innovative transdermal cannabinoid treatments for patients with high unmet needs. The Company was incorporated on January 31, 2007 under the laws of the State of Delaware as AllTranz, Inc. and changed its name to Zynerba Pharmaceuticals, Inc. in August 2014. The Company operated in Lexington, Kentucky until October 2014 when it moved its operations to Pennsylvania.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $46.0 million as of December 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities and convertible promissory notes.

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

During the year ended December 31, 2016, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company sold and issued 794,906 shares of common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, the Company completed a follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.3 million.

Management believes that current cash and cash equivalents, including proceeds from the Company’s follow-on public offering in the first quarter of 2017, are sufficient to develop five Phase 3 ready programs and, assuming feedback from the FDA supports a decision to move forward, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

d.   Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2016 and 2015, the Company invested a portion of its cash balances in money market funds, which has been included as cash equivalents on the consolidated balance sheets.

e.   Incentive and Tax Receivable

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. During the year ended December 31, 2016, the Company received $0.4 million from the Australian Taxation Office related to 2015 eligible spending under this incentive program. As of December 31, 2016, the Company estimates it will collect $3.3 million during the year ended December 31, 2017, related to 2016 eligible spending as part of this incentive program. The Company’s estimate of the amount of cash refund it expects to receive in 2017 related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” on the accompanying consolidated balance sheets.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. During the year ended December 31, 2016, the Company received a refund of $0.5 million for GST paid to Australian vendors through September 30, 2016, and the Company estimates it will collect an additional $0.3 million in 2017 for GST on expenses related to Australian vendors incurred during the remainder of 2016. The Company’s estimate of the amount of cash refund it expects to receive related to GST paid is included in “Incentive and tax receivables” on the accompanying consolidated balance sheets.

f.   Prepaid Expenses and Other Assets

Prepaid expenses primarily consist of prepaid preclinical study and clinical trial expenses of $1.5 million and $1.2 million as of December 31, 2016 and 2015, respectively.

g.   Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight‑line basis over their estimated useful lives. The Company estimates a life of three years for computer equipment and five years for furniture and fixtures and lab equipment, unless circumstances dictate otherwise. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expenses. Repairs and maintenance costs are expensed as incurred. During the year ended December 31, 2016, the Company recognized a loss on the disposal of equipment of $99,147, which is reflected in “Loss on disposal of equipment” on the accompanying consolidated statement of operations.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

h.   Impairment of Long‑Lived Assets

The Company assesses the recoverability of its long‑lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2016, 2015 and 2014, the Company determined that there was no impairment of its long‑lived assets.

i.   Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants and employee related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Beginning in the fourth quarter of 2015, research and development costs are reduced by the Australian research and development incentive and GST recorded in the respective period.

j.   Stock‑Based Compensation

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the vesting period of the award. Stock‑based awards issued to non‑employees, if any, are revalued until the award vests.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

k.   Revenue Recognition

Revenue related to research grants and research services for third party product development are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Grant revenue received is deferred until the related expenditures are incurred. Revenue in 2016 and 2015 was entirely related to work performed in connection with grants

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

received prior to 2015. Research services revenue of $0.1 million in 2014 represents fees for research and development activities.

l.   Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, the Company has concluded that a full valuation allowance is necessary for their net deferred tax assets. The Company had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

m.   Net Loss Per Share

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

The following potentially dilutive securities outstanding as of December 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti‑dilutive:

	Year ended December 31,
	2016	2015	2014
Convertible preferred stock	—	—	3,704,126
Stock options	1,808,493	1,637,399	542,550
Unvested restricted stock	253,702	398,671	579,882
	2,062,195	2,036,070	4,826,558

Amounts in the table reflect the common stock equivalents of the noted instruments.

n.   Foreign Currency

The Company has determined the functional currency of its Australian subsidiary to be the U.S. dollar. The Company translates assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date. The Company records remeasurement gains and losses on monetary assets and liabilities, such as incentive and tax receivables and accounts payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the statement of operations as they occur.

o.   Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

p.   Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires changes in restricted cash and restricted cash equivalents to be explained on the statement of cash flows by including restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total cash and cash equivalents shown on the statement of cash flows. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis:

		Fair Value Measurement
	Carrying value	as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$30,485,212	$30,485,212	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$30,505,212	$30,505,212	$—	$—

		Fair Value Measurement
	Carrying value	as of December 31, 2015
	as of December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$41,032,351	$41,032,351	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$41,052,351	$41,052,351	$—	$—

(4)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Prepaid development expenses	$1,473,402	$1,211,668
Prepaid insurance	321,463	282,440
Other	36,093	51,809
Total prepaid expenses and other current assets	$1,830,958	$1,545,917

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2016	2015
Equipment	2-5	$85,417	$139,526
Computer equipment	3-5	27,111	23,632
Furniture and fixtures	5	99,731	94,118
Total cost		212,259	257,276
Less accumulated depreciation		(68,877)	(29,630)
Property and equipment, net		$143,382	$227,646

Depreciation expense was $75,301, $26,027 and $27,063 for the years ended December 31, 2016, 2015 and 2014 respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(6)  Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Accrued compensation	$1,349,108	$1,047,530
Accrued research and development	2,628,681	943,295
Other	307,118	282,166
Total accrued expenses	$4,284,907	$2,272,991

(7)  Debt

In April 2007, the Company was awarded a grant by the Kentucky Economic Development Finance Authority (KEDFA) on behalf of the Commonwealth of Kentucky Department of Commercialization and Innovation in the form of a non interest bearing forgivable loan in the amount of up to $500,000 to be used for the purchase of equipment. In January 2014, the Company granted KEDFA liens on certain of its patents as security for the forgivable loan. In September 2014, the Company repaid the forgivable loan balance of $499,996 as management determined they would not meet the performance criteria associated with the grant and KEDFA released its security interest.

(8)  Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

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

At the earlier of a Company Default (as defined) or August 30, 2017, the Series A and B Preferred Stock were redeemable at the option of a majority of the holders at the greater of a price per share of $1.75 plus unpaid dividends, if any, or the then fair market value. Total accretion of the Series A unamortized issuance cost towards redemption value was $1,309 for the year ended December 31, 2014. Total accretion of the Series A dividends towards the redemption value was $24,134 for the year ended December 31, 2014.

Total accretion of the Series B unamortized issuance cost and beneficial conversion feature towards the redemption value was $38,568 for the year ended December 31, 2014. Total accretion of the Series B dividends towards the redemption value was $23,943 for the year ended December 31, 2014.

In January 2014, the Company issued 200,002 shares of Series B and warrants to purchase 49,998 shares of Series B for total proceeds of $350,000 less stock issuance costs of $3,089 for net proceeds to the Company of $346,911. In April 2014, the warrants to purchase 49,998 shares of Series B were exercised for total proceeds to the Company of $500. Since the Series B underlying the warrants could have been redeemed for cash upon an event that was not within the Company’s control, these warrants were classified as a derivative liability with changes to fair value, if any, recorded through earnings at each reporting period through the exercise date.

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

During the year ended December 31, 2016, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company sold and issued 794,906 shares of common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, the Company completed an additional follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.3 million.

(9)  Stock-Based Compensation

During May 2014, all outstanding stock options under the 2007 stock option plan were cancelled in connection with the recapitalization (Note 8).

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to purchase an aggregate of 2,450,000 shares of the Company’s common stock to employees, officers, directors, consultants, and advisors, subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year, equal to the lesser of 1.5 million shares and 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. In addition, the 2014 Plan provides selected executive employees

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. As of December 31, 2016, 195,668 shares are available for issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non‑employee directors.

In October and December 2014, the Company entered into employment contracts and agreements in connection with the hiring of its key executives and certain consultants and issued stock options to purchase 542,550 shares of common stock with an exercise price of $3.98 per share and 579,882 shares of restricted common stock that have certain performance‑based and time‑based vesting criteria. The stock options and restricted stock awards vested 25% upon the closing of the Company’s IPO and then quarterly over three years following the closing of the Company’s IPO. Accordingly, prior to the Company’s IPO in August 2015, no expense had been recorded for the stock option grants and restricted stock awards.

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

During the year ended December 31, 2016, the Company granted 285,000 stock options to employees and the Company’s Board of Directors, of which 150,000 stock options were granted as an inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and are outside of the 2014 Plan. The stock options granted to the Company’s Board of Directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s 2017 annual stockholders’ meeting.  The stock options granted to the Company’s employees vest 25% upon the first anniversary date of grant and quarterly over three years thereafter.

During the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Stock option grants	$1,137,639	$1,891,887	$3,029,526	$403,395	$860,281	$1,263,676
Restricted stock awards	143,469	96,371	239,840	142,506	194,443	336,949
	$1,281,108	$1,988,258	$3,269,366	$545,901	$1,054,724	$1,600,625

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following table summarizes the Company’s stock option activity.

		Weighted
		Average	Weighted
		Grant Date	Average
	Options	Fair Value	Exercise Price
Outstanding as of December 31, 2014	542,550	$0.84	$3.98
Granted under the 2014 Plan	1,110,806	$9.13	$13.58
Exercised	(15,957)	$0.84	$3.98
Outstanding as of December 31, 2015	1,637,399	$6.47	$10.49
Granted under the 2014 Plan	135,000	$5.96	$8.99
Granted as an inducement grant	150,000	$6.95	$10.23
Forfeited	(113,906)	$8.12	$12.67
Outstanding as of December 31, 2016	1,808,493	$6.36	$10.22

As of December 31, 2016, there was $7.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.56 years.  As of December 31, 2016, 641,375 stock options with a weighted average grant date fair value of $5.18 per share were exercisable. The Company expects 1,154,618 unvested stock options to vest. As of December 31, 2016, the Company’s outstanding stock options had a weighted average contractual life of 8.5 years and an intrinsic value of $9.7 million.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was estimated using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 77%, risk free interest rate of 1.4% - 2.2%, expected term of 5.5 years to 6.25 years and 0% expected dividend yield. The weighted average grant date fair value of stock options granted during the year ended December 31, 2015 was estimated using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 76% - 77%, risk free interest rate of 1.7% - 2.0%, expected term of 5.75 years to 6.25 years and 0% expected dividend yield. Due to the stage of the Company and its recent IPO in August 2015, the Company currently computes volatility using a basket of peer companies rather than its own historical experience.

The following table summarizes the restricted stock award activity under the 2014 Plan.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2014	579,882	$1.65
Vested	(181,211)	$1.65
Unvested as of December 31, 2015	398,671	$1.65
Vested	(144,969)	$1.65
Unvested as of December 31, 2016	253,702	$1.65

As of December 31, 2016, there was $0.4 million of unrecognized stock-based compensation expense related to unvested restricted stock awards as of December 31, 2016, which is expected to be recognized over a weighted-average period of 1.59 years, and the Company expects all 253,702 unvested restricted stock awards to vest.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(10)  Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2016	2015	2014
United States	$(18,803,227)	$(12,145,964)	$(5,669,577)
Foreign	(4,612,823)	(377,843)	—
Total	$(23,416,050)	$(12,523,807)	$(5,669,577)

The Company had $36.5 million and $17.7 million of federal net operating loss carryforwards and $1.3 million and $0.4 million of research tax credit carryforwards as of December 31, 2016 and 2015, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. The Company has $34.4 million and $21.6 million of state net operating loss carryforwards as of December 31, 2016 and 2015, respectively. The state net operating loss carryforwards begin to expire in 2028 and 2027, respectively. The Company had $1.2 million of Australia net operating loss carryforwards as of December 31, 2016, which have an indefinite life.

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

The components of the net deferred income tax asset as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry‑forwards	$14,877,358	$6,531,375
Startup costs	—	817,052
Research and development credit carry‑forwards	1,337,748	425,282
Deferred revenue	—	304,264
Stock-based compensation	1,576,280	227,093
Other	43,004	—
Gross deferred tax assets	17,834,390	8,305,066
Deferred tax liabilities:
Accumulated depreciation	(21,632)	(18,519)
Gross deferred tax liabilities	(21,632)	(18,519)
Less valuation allowance	(17,812,758)	(8,286,547)
Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2016 and 2015, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $9.5 million and $4.7 million

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

during the years ended December 31, 2016 and 2015, respectively, due primarily to the generation of net operating loss carryforwards during those years.

The Company does not have unrecognized tax benefits as of December 31, 2016 and 2015, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2016	2015	2014
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	7.8%	2.9%	(0.3)%
Foreign tax rate differential	(0.2)%	(0.1)%	—%
Nondeductible research and development expenses	(4.7)%	(1.1)%	—%
Other permanent differences	—%	(0.1)%	(0.7)%
Research and development credit benefit	3.9%	2.0%	1.6%
Change in valuation allowance	(40.7)%	(37.8)%	(34.6)%
Effective income tax rate	0.1%	(0.2)%	—%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s 2011 to 2016 tax years remain open and subject to examination.

(11)  Commitments and Contingencies

a.	Federal Grants

There was no grant revenue received during the years ended December 31, 2016 and 2015. One U.S. Federal agency provided 85% of grant revenue during the year ended December 31, 2014. When received, grant revenue is deferred until the related expenditures are incurred.

As of December 31, 2016 and 2015, there was $0.8 million and $0.8 million, respectively, included in deferred revenue and $0.8 million and $0.8 million, respectively, included in prepaid expenses and other assets for prepaid research and development contracts related to the federal grant “ARRA — Transdermal Cannabinoid Prodrug Treatment for Cannabis Withdrawal and Dependence.”

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

The Company has established a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the plan, all full-time employees age 21 or older are eligible to participate in the plan. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. The Company has the option to make discretionary matching contributions and profit sharing contributions. The Company made no contributions during 2016, 2015 or 2014.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

d.	Leases

The Company has entered into lease agreements for office space in Pennsylvania and Kentucky. In February 2015, the Company entered into the current lease for its Pennsylvania headquarters, which commenced in June 2015. In December 2016, the Company entered into a lease amendment that provided for the expansion of its Pennsylvania headquarters, which commenced in February 2017. The lease, as amended, expires in 2020 and provides for minimum lease commitments of $156,478, $200,082, $203,755 and $85,535 for the years ended December 31, 2017, 2018, 2019 and 2020, respectively. The Company is party to a month-to-month lease for office space in Kentucky for which it pays a nominal monthly rent. The Company is also party to a lease for office equipment that expires in June 2017 for which it pays a nominal monthly rent.

Total lease expense during the years ended December 31, 2016, 2015 and 2014 was $101,609, $77,192 and $63,880, respectively.

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

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$7,250	$—	$—	$—
Operating expenses:
Research and development	2,568,989	4,807,177	4,504,097	4,904,363
General and administrative	1,680,130	1,476,357	1,493,461	1,780,304
Total operating expenses	4,249,119	6,283,534	5,997,558	6,684,667
Loss from operations	(4,241,869)	(6,283,534)	(5,997,558)	(6,684,667)
Other income (expense):
Interest income (expense), net	12,377	18,118	22,747	26,980
Foreign exchange loss	(23,148)	(20,250)	(6,270)	(139,829)
Loss on disposal of equipment	—	—	—	(99,147)
Total other income (expense)	(10,771)	(2,132)	16,477	(211,996)
Loss before income taxes	(4,252,640)	(6,285,666)	(5,981,081)	(6,896,663)
Income tax expense (benefit)	28,734	(56,277)	—	—
Net loss	$(4,281,374)	$(6,229,389)	$(5,981,081)	$(6,896,663)

Net loss per share basic and diluted	$(0.49)	$(0.70)	$(0.67)	$(0.71)
Basic and diluted weighted average shares outstanding	8,823,951	8,860,592	8,912,508	9,678,924

	2015
	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
Revenue	$14,828	$15,390	$199,407	$49,275
Operating expenses:
Research and development	853,704	1,010,989	2,271,968	3,309,008
General and administrative	653,773	631,474	1,922,755	2,156,388
Total operating expenses	1,507,477	1,642,463	4,194,723	5,465,396
Loss from operations	(1,492,649)	(1,627,073)	(3,995,316)	(5,416,121)
Other income (expense):
Interest income (expense), net	680	697	1,572	4,403
Loss before income taxes	(1,491,969)	(1,626,376)	(3,993,744)	(5,411,718)
Income tax expense	—	—	—	27,543
Net loss	$(1,491,969)	$(1,626,376)	$(3,993,744)	$(5,439,261)

Net loss per share basic and diluted	$(1.03)	$(1.12)	$(0.66)	$(0.62)
Basic and diluted weighted average shares outstanding	1,449,865	1,449,865	6,045,211	8,787,855

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

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2017 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2016 (the “2017 Proxy Statement”).

Item 11.        Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2017 Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	1,658,493		10.22	195,668
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	1,808,493		10.22	195,668

(1)	Reflects option grants that were “inducement grants” as defined in NASDAQ Listing Rule 5635(c)(4).
(2)

Our board of directors has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plan.

Please see note (9) to our audited financial statements for a description of our Amended and Restated 2014 Omnibus Incentive Compensation Plan.

The other information called for by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” in our 2017 Proxy Statement.

Item 14.         Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2017 Proxy Statement.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

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

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2017

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Anido Armando Anido	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2017

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial Officer)	March 27, 2017

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 27, 2017

/s/ William J. Federici William J. Federici	Director	March 27, 2017

/s/ Thomas L. Harrison, LH.D Thomas L. Harrison, LH.D	Director	March 27, 2017

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 27, 2017

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 27, 2017

/s/ Cynthia A. Rask, MD Cynthia A. Rask, MD	Director	March 27, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

10.5+

Separation Agreement, dated August 10, 2016, between and among the registrant and Richard A. Baron. Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37526) filed on November 14, 2016.

10.6+

Employment Agreement, dated August 11, 2016, by and between the registrant and James E. Fickenscher. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37526) filed on November 14, 2016.

10.7+	Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger (filed herewith).
10.8

Severance Agreement and Release of Claims, dated September 26, 2014, by and between the registrant and Audra Stinchcomb. Incorporated herein by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 filed on June 30, 2015.

10.9

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

10.15

Grant no. 1RC2DA028984-01, revised award letter dated June 9, 2011, from the National Institutes of Health to the registrant. Incorporated herein by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.16(A)+

Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(A) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.16(B)+

Form of Amendment to Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(B) to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.16(C)+

Form of Incentive Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(C) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.16(D)+

Form of Nonqualified Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(D) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.16(E)+

Form of Restricted Stock Grant Agreement under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(E) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.17+	Form of Award Agreement for Inducement Awards (filed herewith).
10.18+	Zynerba Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (filed herewith).
10.19+

Form of Indemnification Agreement for directors and officers. Incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.20

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

10.23

Grant no. 5RC2DA028984-02, revised award letter dated May 9, 2012, from the National Institutes of Health to the registrant. Incorporated herein by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.24

Termination of Letter Agreements, dated January 7, 2015, by and between Broadband Capital Management LLC and the registrant. Incorporated herein by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.25

Lease Agreement dated February 12, 2015 by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.26	Lease Amendment dated December 1, 2016, by and between Provco Devon, L.L.C. and the registrant (filed herewith).
10.27

Open Market Sale Agreement, dated September 1, 2016, by and between Jefferies LLC and the registrant. Incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3 (File No. 333-213430) filed on September 1, 2016.

21.1	List of subsidiaries of the registrant (filed herewith).
23.1	Consent of independent registered public accounting firm (filed herewith).
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code (furnished herewith).
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code (furnished herewith).
101 INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

+Indicates management contract or compensatory plan.