Form 10-Q
period 2017-03-31
Zynerba Pharmaceuticals, Inc.
filed 2017-05-09
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were 13,249,779 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	the success and timing of our preclinical studies and clinical trials;
•	the potential results of preclinical studies and clinical trials for ZYN002 and ZYN001;
•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of ZYN002 and ZYN001;
•	our plans and ability to develop and commercialize ZYN002 and ZYN001;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	the size and growth of the potential markets for ZYN002 and ZYN001, the rate and degree of market acceptance of ZYN002 and ZYN001 and our ability to serve those markets;
•	legal and regulatory developments in the United States and foreign countries;
•	the success of competing therapies and products that are or become available;
•	our ability to limit our exposure under product liability lawsuits;
•	our use of the proceeds from our initial public offering, or IPO, and any subsequent offerings, including our “at-the-market,” or ATM, offerings and our recent follow-on offering;
•	our ability to obtain and maintain intellectual property protection for ZYN002 and ZYN001;
•	recently enacted and future legislation regarding the healthcare system, including changes to the Affordable Care Act that may be made in the 115th United States Congress;
•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
•	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, and third-party manufacturers;
•	our ability to recruit or retain key scientific or management personnel or to retain our executive officers; and
•

the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our 2016 Annual Report, under the caption “Item 1.A Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$77,493,189	$30,965,791
Incentive and tax receivables	3,867,811	3,613,943
Prepaid expenses and other current assets	2,002,966	1,830,958
Total current assets	83,363,966	36,410,692
Property and equipment, net	198,197	143,382
Incentive and tax receivables	1,141,533	—
Other assets	200	200
Total assets	$84,703,896	$36,554,274
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$996,866	$1,848,084
Accrued expenses	5,110,490	4,284,907
Deferred grant revenue	833,975	833,975
Total current liabilities	6,941,331	6,966,966
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,214,825 shares issued and outstanding at March 31, 2017 and 9,994,825 shares issued and outstanding at December 31, 2016	13,215	9,995
Additional paid-in capital	130,976,933	75,545,875
Accumulated deficit	(53,227,583)	(45,968,562)
Total stockholders' equity	77,762,565	29,587,308
Total liabilities and stockholders' equity	$84,703,896	$36,554,274

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2017	2016
Revenue	$—	$7,250
Operating expenses:
Research and development	5,491,455	2,568,989
General and administrative	2,211,793	1,680,130
Total operating expenses	7,703,248	4,249,119
Loss from operations	(7,703,248)	(4,241,869)
Other income (expense):
Interest income	76,885	12,377
Foreign exchange gain (loss)	367,342	(23,148)
Total other income (expense)	444,227	(10,771)
Loss before income taxes	(7,259,021)	(4,252,640)
Income tax expense	—	28,734
Net loss	$(7,259,021)	$(4,281,374)

Net loss per share basic and diluted	$(0.60)	$(0.49)
Basic and diluted weighted average shares outstanding	12,067,453	8,823,951

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders' equity
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2016	9,994,825	$9,995	$75,545,875	$(45,968,562)	$29,587,308
Issuance of common stock, net of issuance costs	3,220,000	3,220	54,242,359	—	54,245,579
Stock-based compensation expense	—	—	1,188,699	—	1,188,699
Net loss	—	—	—	(7,259,021)	(7,259,021)
Balance at March 31, 2017	13,214,825	$13,215	$130,976,933	$(53,227,583)	$77,762,565

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,259,021)	$(4,281,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,419	13,558
Stock-based compensation	1,188,699	763,799
Changes in operating assets and liabilities:
Incentive and tax receivables	(1,395,401)	(352,780)
Prepaid expenses and other assets	(172,008)	186,027
Deferred grant revenue	—	(7,250)
Accounts payable	(851,218)	185,456
Accrued expenses	818,962	(1,182,268)
Net cash used in operating activities	(7,649,568)	(4,674,832)
Cash flows from investing activities:
Purchases of property and equipment	(68,613)	(28,535)
Net cash used in investing activities	(68,613)	(28,535)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	54,245,579	—
Net cash provided by financing activities	54,245,579	—
Net increase (decrease) in cash and cash equivalents	46,527,398	(4,703,367)
Cash and cash equivalents at beginning of period	30,965,791	41,513,060
Cash and cash equivalents at end of period	$77,493,189	$36,809,693

Supplemental disclosures of cash flow information:
Change in property and equipment acquired but not paid	6,621	—

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $53.2 million as of March 31, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities and convertible promissory notes.

In the first quarter of 2017, the Company completed a follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

Management believes that cash and cash equivalents as of March 31, 2017 are sufficient to develop five Phase 3-ready programs and, assuming feedback from the U.S. Food and Drug Administration supports a decision to proceed, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company and its subsidiary have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017 and 2016. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2017, the Company’s estimate of the amount of cash refund it expects to receive in 2017 for 2016 eligible spending as part of this incentive program was $3.5 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2018 for 2017 eligible spending through March 31, 2017 was  $1.1 million and was recorded as a non-current asset.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST paid is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2017, the current portion of incentive and tax receivables included $0.4 million for GST incurred on expenses payable or paid to Australian vendors during the three months ended March 31, 2017.

d. Prepaid Expenses and Other Assets

Prepaid expenses primarily consist of prepaid study and clinical trial expenses, which were $1.7 million and $1.5 million as of March 31, 2017 and December 31, 2016, respectively.  Other assets primarily consist of noncurrent research and grant revenue remitted to third-party research organizations.

e. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and Australian GST incurred on services provided by Australian vendors.

f. Net Loss per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, restricted stock, and stock options, which would result in the issuance of incremental shares of common stock. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of convertible preferred stock, restricted stock and stock options would be anti-dilutive.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2017	2016
Stock options	2,232,843	1,637,399
Unvested restricted stock	217,459	362,428
	2,450,302	1,999,827

h.  Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of the guidance in ASU No. 2016-09 in the first quarter of 2017 did not have a material impact on the Company’s consolidated financial statements.

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

(3) Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards

Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on unobservable inputs and models that are supported by little or no market activity.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurement
	Carrying value	as of March 31, 2017
	as of March 31, 2017	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$73,927,589	$73,927,589	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$73,947,589	$73,947,589	$—	$—

		Fair Value Measurement
	Carrying value	as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$30,485,212	$30,485,212	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$30,505,212	$30,505,212	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid development expenses	$1,675,248	$1,473,402
Prepaid insurance	193,049	321,463
Other current assets	134,669	36,093
Total prepaid expenses and other current assets	$2,002,966	$1,830,958

Included in prepaid development expenses above is research and grant revenue remitted to third-party research organizations of $0.8 million as March 31, 2017 and December 31, 2016, respectively, that will be recognized as research projects progress and expenses are incurred.

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2017	2016
Equipment	2-5	$85,417	$85,417
Computer equipment	3-5	30,319	27,111
Furniture and fixtures	5	171,757	99,731
Total cost		287,493	212,259
Less accumulated depreciation		(89,296)	(68,877)
Property and equipment, net		$198,197	$143,382

Depreciation expense was $20,419 and $13,558 for the three months ended March 31, 2017 and 2016, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Accrued compensation	$443,749	$1,349,108
Accrued research and development	4,124,019	2,628,681
Other	542,722	307,118
Total accrued expenses	$5,110,490	$4,284,907

(7) Common Stock

In the first quarter of 2017, the Company completed an additional follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (“2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year, commencing on January 1, 2017, equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2017, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 999,482 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 3,449,482 shares. As of March 31, 2017, 770,800 shares are available for issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non-employee directors. Stock options granted to employees vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s next annual stockholders’ meeting that occurs after the grant date.

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Stock option grants	$502,475	$626,264	$1,128,739	$223,373	$480,466	$703,839
Restricted stock awards	39,370	20,590	59,960	25,359	34,601	59,960
	$541,845	$646,854	$1,188,699	$248,732	$515,067	$763,799

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock option activity for the three months ended March 31, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding, December 31, 2016	1,808,493	$10.22
Granted	443,450	$18.72
Forfeited	(19,100)	$15.48
Outstanding as of March 31, 2017	2,232,843	$11.86	8.56	$18,481,200
Exercisable as of March 31, 2017	721,294	$9.07	7.94	$7,957,283
Vested and expected to vest as of March 31, 2017	2,232,843	$11.86

During the three months ended March 31, 2017, all of the options granted were made to employees. The weighted-average fair value of options granted during the three months ended March 31, 2017 was $12.86 and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 77%, risk free interest rate of 2.19%, expected term of 6.25 years and 0% expected dividend yield.

As of March 31, 2017, there was $11.6 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.13 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2016	253,702	$1.65
Vested	(36,243)	$1.65
Unvested as of March 31, 2017	217,459	$1.65

As of March 31, 2017, there was $0.3 million of unrecognized stock-based compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.35 years. The Company expects all 217,459 unvested restricted stock awards to vest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2016 Annual Report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2016 Annual Report.

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

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent‑protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal metabolic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity. We are working with a development partner, LTS LOHMANN Therapie-Systeme AG to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

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

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $7.3 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit was $53.2 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Revenue

Historically, our revenue consisted of state and federal research grants and fees received from research services for third-party product development. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our research and development expenses. Expenses associated with clinical trials will increase as our clinical trials progress. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. We use third-party CROs, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each study completed at the end of each reporting period.

For the three months ended March 31, 2017 and 2016, we  recognized research and development expenses of $5.5 million and $2.6 million, respectively, which were net of $1.1 million and $0.4 million, respectively, associated with expected refunds of Australian Goods and Services Taxes, or GST, incurred under certain qualified research and development costs paid to Australian vendors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, legal, human resource and commercial functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, market research and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

We expect that our general and administrative expenses in 2017 and for the next several years will be higher than in past years as we increase our headcount. We also anticipate increased expenses relating to our operations as a public reporting company, including increased costs for the hiring of additional personnel, and for payment to outside consultants, including lawyers and accountants, to comply with additional regulations, corporate governance, internal controls and similar requirements applicable to public reporting companies, as well as increased costs for insurance.

Interest Income

Interest income consists primarily of interest earned on balances maintained in our money market bank account.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) relates to the effect of exchange rates on transactions incurred by our Australian subsidiary.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2016 Annual Report under Part I, Item 7,  “Critical Accounting Policies and Use of Estimates”. During the three months ended March 31, 2017, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2016 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

Revenue for the three months ended March 31, 2016 was related to work performed in connection with grants received prior to 2016. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned. No additional grants were received in 2016 or 2017.

Research and Development Expenses

Research and development expenses increased by $2.9 million, or 114%, to $5.5 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016. The increase was primarily related to an increase in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001. Additionally, personnel costs, including stock-based compensation expense, also increased from the comparable prior-year period.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 32%, to $2.2 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016. The increase was primarily related to costs associated with the development of commercialization plans for our products, an increase in fees associated with public company reporting and compliance and an increase in stock-based compensation expense.

Other Income (Expense)

For the three months ended March 31, 2017 and 2016,  we recognized $76,885 and $12,377, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $54.2 million from our public follow-on offering in the first quarter of 2017.  During the three months ended March 31, 2017 and 2016, we recognized a foreign currency gain of $367,342 and a foreign currency loss of $23,148, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015,  sales under our “at-the-market” offering in 2016, and our follow-on public offering in the first quarter of 2017, which are described below under Recent Equity Financings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2017, our principal source of liquidity was our cash and cash equivalents, which totaled $77.5 million. Our working capital was $76.4 million as of March 31, 2017.

Management believes that cash and cash equivalents as of March 31, 2017 is sufficient to develop five Phase 3-ready programs and, assuming feedback from the FDA supports a decision to proceed, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances beyond our control may cause us to expend more cash than currently expected or cash significantly faster than we currently anticipate.

Recent Equity Financings

In September 2016, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we sold and issued 794,906 shares of our common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, we completed an additional follow-on public offering, selling 3,220,000 shares of our common stock at an offering price of $18.00 per share, resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

Debt

We had no debt outstanding as of March 31, 2017 or December 31, 2016.

Future Capital Requirements

During the three months ended March 31, 2017, net cash used in operating activities was $7.6 million, and our accumulated deficit as of March 31, 2017 was $53.2 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for either of our product candidates, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(7,649,568)	$(4,674,832)
Investing activities	(68,613)	(28,535)
Financing activities	54,245,579	—
Net (decrease) increase in cash and cash equivalents	$46,527,398	$(4,703,367)

Operating Activities

For the three months ended March 31, 2017, cash used in operating activities was $7.6 million compared to $4.7 million for the three months ended March 31, 2016. The increase from the comparable 2016 period was primarily the result of increased research and development activities related to the non-clinical studies and clinical trials of ZYN002 and ZYN001, as well as an increase in the number of employees hired to support our research and development and general and administrative activities, and an increase in receivables, related to an incentive associated with research and development costs in Australia and the expected refund of GST paid to Australian vendors.

We expect cash used in operating activities to continue to increase throughout the remainder of 2017 as compared to the comparable periods in 2016 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the three months ended March 31, 2017 and 2016 cash used in investing activities primarily represented the cost of computer equipment and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 represented proceeds from sales of our shares of common stock under a follow-on public offering, net of related offering costs.

Contractual Obligations

Our material contractual obligations consist of commitments under operating lease agreements and the related amounts of our obligations as of December 31, 2016 were disclosed in “Contractual Obligations” in Part I, Item 7 in our 2016 Annual Report. Since December 31, 2016, no material changes in our contractual obligations have occurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016. Our adoption of the guidance in ASU No. 2016-09 in the first quarter of 2017 did not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivative instruments or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of March 31, 2017, we had cash and cash equivalents of $77.5 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Canada and Europe and to conduct clinical trials for our product candidates in Australia. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk.  Accordingly, we do not believe foreign currency exchange rate risk is a significant risk; however, if we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the 2016 Annual Report, under the caption “Item 1.A “Risk Factors”.  There have been no material changes to the risk factors disclosed in our 2016 Annual Report.

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

As of March 31, 2017, we have used approximately $28.9 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our Phase 1 and Phase 2 clinical trials), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to our wholly-owned subsidiary, to officers for salaries and bonuses and to non-employee directors as compensation for board service.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 9, 2017	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: May 9, 2017	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1

Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger.  Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.*

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101 INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.