Form 10-Q
period 2017-06-30
Zynerba Pharmaceuticals, Inc.
filed 2017-08-01
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 13,257,279 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$70,179,199	$30,965,791
Incentive and tax receivables	3,971,828	3,613,943
Prepaid expenses and other current assets	2,307,466	1,830,958
Total current assets	76,458,493	36,410,692
Property and equipment, net	177,994	143,382
Incentive and tax receivables	2,456,286	—
Other assets	200	200
Total assets	$79,092,973	$36,554,274
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,024,991	$1,848,084
Accrued expenses	5,004,856	4,284,907
Deferred grant revenue	833,975	833,975
Total current liabilities	7,863,822	6,966,966
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,257,279 shares issued and outstanding at June 30, 2017 and 9,994,825 shares issued and outstanding at December 31, 2016	13,257	9,995
Additional paid-in capital	132,766,956	75,545,875
Accumulated deficit	(61,551,062)	(45,968,562)
Total stockholders' equity	71,229,151	29,587,308
Total liabilities and stockholders' equity	$79,092,973	$36,554,274

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$7,250
Operating expenses:
Research and development	5,732,797	4,807,177	11,224,252	7,376,167
General and administrative	2,632,857	1,476,357	4,844,650	3,156,487
Total operating expenses	8,365,654	6,283,534	16,068,902	10,532,654
Loss from operations	(8,365,654)	(6,283,534)	(16,068,902)	(10,525,404)
Other income (expense):
Interest income	124,535	18,118	201,420	30,496
Foreign exchange (loss) gain	(82,360)	(20,250)	284,982	(43,398)
Total other income (expense)	42,175	(2,132)	486,402	(12,902)
Loss before income taxes	(8,323,479)	(6,285,666)	(15,582,500)	(10,538,306)
Income tax expense	—	(56,277)	—	(27,543)
Net loss	$(8,323,479)	$(6,229,389)	$(15,582,500)	$(10,510,763)

Net loss per share basic and diluted	$(0.64)	$(0.70)	$(1.24)	$(1.19)
Basic and diluted weighted average shares outstanding	13,052,294	8,860,592	12,562,594	8,842,271

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders' equity
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2016	9,994,825	$9,995	$75,545,875	$(45,968,562)	$29,587,308
Issuance of common stock, net of issuance costs	3,220,000	3,220	54,242,359	—	54,245,579
Exercise of stock options	42,454	42	434,649	—	434,691
Stock-based compensation expense	—	—	2,544,073	—	2,544,073
Net loss	—	—	—	(15,582,500)	(15,582,500)
Balance at June 30, 2017	13,257,279	$13,257	$132,766,956	$(61,551,062)	$71,229,151

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,582,500)	$(10,510,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,595	27,450
Stock-based compensation	2,544,073	1,576,538
Changes in operating assets and liabilities:
Incentive and tax receivables	(2,814,171)	(1,335,597)
Prepaid expenses and other assets	(249,995)	(223,077)
Deferred grant revenue	—	(7,250)
Accounts payable	122,445	1,877,165
Accrued expenses	615,123	(755,943)
Net cash used in operating activities	(15,321,430)	(9,351,477)
Cash flows from investing activities:
Purchases of property and equipment	(78,207)	(28,535)
Net cash used in investing activities	(78,207)	(28,535)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	54,245,579	—
Payment of financing costs	(67,225)	—
Proceeds from the exercise of stock options	434,691	—
Net cash provided by financing activities	54,613,045	—
Net increase (decrease) in cash and cash equivalents	39,213,408	(9,380,012)
Cash and cash equivalents at beginning of period	30,965,791	41,513,060
Cash and cash equivalents at end of period	$70,179,199	$32,133,048

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	159,288	—

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $61.6 million as of June 30, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities and convertible promissory notes.

In the first quarter of 2017, the Company completed a follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

On June 9, 2017, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may sell, from time to time, up to $50 million of its common stock.  As of June 30, 2017, no sales have been made under the Sales Agreement. The Sales Agreement replaced the Company’s prior Open Market Sales Agreement with Jefferies, dated as of September 1, 2016, under which the Company sold 794,906 shares of its common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million during 2016.

Management believes that cash and cash equivalents as of June 30, 2017 are sufficient to develop five Phase 3-ready programs and, assuming feedback from the U.S. Food and Drug Administration supports a decision to proceed, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2017 and its results of operations and cash flows for the six months ended June 30, 2017 and 2016. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Annual Report.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2017, the Company’s estimate of the amount of cash refund it expects to receive in 2017 for 2016 eligible spending as part of this incentive program was $3.5 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive for 2017 eligible spending through June 30, 2017 was $2.5 million and was recorded as a non-current asset.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2017, the current portion of incentive and tax receivables included $0.5 million for GST on expenses incurred with Australian vendors during the three months ended June 30, 2017.

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors.

e. Net Loss per Share

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2017	2016
Stock options	2,366,345	1,757,399
Unvested restricted stock	181,214	326,185
	2,547,559	2,083,584

f. Recent Accounting Pronouncements

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

(3) Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards

Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy that serves to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 — Valuations based on unobservable inputs and models that are supported by little or no market activity.

The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurement
	Carrying amount	as of June 30, 2017
	as of June 30, 2017	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$69,541,286	$69,541,286	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$69,561,286	$69,561,286	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$30,485,212	$30,485,212	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$30,505,212	$30,505,212	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepaid development expenses	$1,793,042	$1,473,402
Prepaid insurance	79,642	321,463
Deferred financing costs	226,513	—
Other current assets	208,269	36,093
Total prepaid expenses and other current assets	$2,307,466	$1,830,958

Included in prepaid development expenses above is research and grant funding received that was remitted to third-party research organizations of $0.8 million as June 30, 2017 and December 31, 2016, respectively, that will be recognized as research projects progress and expenses are incurred.

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2017	2016
Equipment	2-5	$85,417	$85,417
Computer equipment	3-5	30,319	27,111
Furniture and fixtures	5	174,730	99,731
Total cost		290,466	212,259
Less accumulated depreciation		(112,472)	(68,877)
Property and equipment, net		$177,994	$143,382

Depreciation expense was $23,176 and $13,892 for the three months ended June 30, 2017 and 2016, respectively, and

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$43,595 and $27,450 for the six months ended June 30, 2017 and 2016, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Accrued compensation	$930,418	$1,349,108
Accrued research and development	3,610,979	2,628,681
Other	463,459	307,118
Total accrued expenses	$5,004,856	$4,284,907

(7) Common Stock

In the first quarter of 2017, the Company completed an additional follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

On June 9, 2017, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock.  As of June 30, 2017, no sales have been made under the Sales Agreement. The Sales Agreement replaced the Company’s prior Open Market Sales Agreement with Jefferies, dated as of September 1, 2016, under which the Company sold 794,906 shares of its common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million during 2016.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (“2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year, commencing on January 1, 2017, equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2017, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 999,482 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 3,449,482 shares. As of June 30, 2017, 594,844 shares are available for issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non-employee directors. Stock options granted to employees vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s next annual stockholders’ meeting that occurs after the grant date. Effective April 1, 2017, the Company revised its non-employee director compensation policy to enable directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the date of grant.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Research and Development	General and Administrative	Total	Research and Development	General and Administrative	Total
Stock option grants	$1,051,818	$1,372,335	$2,424,153	$558,922	$897,696	$1,456,618
Restricted stock awards	78,740	41,180	119,920	64,729	55,191	119,920
	$1,130,558	$1,413,515	$2,544,073	$623,651	$952,887	$1,576,538

The following table summarizes the stock option activity for the six months ended June 30, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2016	1,808,493	$10.22
Granted	619,406	$19.21
Exercised	(42,454)	$10.24
Forfeited	(19,100)	$15.48
Outstanding as of June 30, 2017	2,366,345	$12.53	8.43	$11,886,212
Exercisable as of June 30, 2017	854,998	$8.95	7.82	$6,858,011
Vested and expected to vest as of June 30, 2017	2,366,345	$12.53

During the six months ended June 30, 2017, the Company granted 619,406 stock options to employees and the Company’s Board of Directors, including 2,456 stock options that were granted to certain members of the Board of Directors, at their election, in lieu of quarterly cash payments. The weighted-average grant date fair value of options granted during the six months ended June 30, 2017 and 2016 was $13.09 and $5.50, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2017	2016
Weighted-average risk-free interest rate	2.11%	1.57%
Expected term of options (in years)	6.14	5.69
Expected stock price volatility	77.00%	77.00%
Expected dividend yield	0%	0%

As of June 30, 2017, there was $12.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.78 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2016	253,702	$1.65
Vested	(72,488)	$1.65
Unvested as of June 30, 2017	181,214	$1.65

As of June 30, 2017, there was $0.3 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.10 years. The Company expects all 181,214 unvested restricted stock awards to vest.

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

We are studying ZYN002 in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures) and osteoarthritis, or OA, and in pediatric patients with fragile X syndrome, or FXS. In 2016, we completed a Phase 1 program for ZYN002 in which it was demonstrated to be safe and well tolerated in both healthy volunteers and patients with epilepsy. We recently completed dosing in our Phase 2 STAR 1 clinical trial for ZYN002 in adult epilepsy patients and our Phase 2 STOP clinical trial for ZYN002 in adult osteoporosis patients.  We have completed enrollment in our FAB-C Phase 2 clinical trial for ZYN002 in Pediatric FXS patients.

We intend to study ZYN001 in patients with fibromyalgia and peripheral neuropathic pain. We initiated Phase 1 clinical trials for ZYN001 in June of 2017.

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

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent‑protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal metabolic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity. We are working with a development partner, LTS LOHMANN Therapie-Systeme AG, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting two pain indications, fibromyalgia and peripheral neuropathic pain, which collectively currently represent multi-billion dollar markets.

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $15.6 million and $10.5 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit was $61.6 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

For the six months ended June 30, 2017 and 2016, we recognized research and development expenses of $11.2 million and $7.4 million, respectively, which were net of $2.4 million and $1.1 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd., our Australian subsidiary.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, legal, human resource, investor relations and commercial functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal services, including patent-related expenses, consulting, tax and accounting services, insurance, market research and general corporate expenses. We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2016 Annual Report under Part I, Item 7, “Critical Accounting Policies and Use of Estimates”. During the six months ended June 30, 2017, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2016 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses

Research and development expenses increased by $0.9 million or 19%, to $5.7 million for the three months ended June 30, 2017 from $4.8 million for the three months ended June 30, 2016. The increase was primarily related to increases in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001 and personnel costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 78%, to $2.6 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016. The increase was primarily related to increases in expenses associated with the development of commercialization plans for our products and personnel costs, including stock-based compensation expense.

Other Income (Expense)

During the three months ended June 30, 2017 and 2016, we recognized $124,535 and $18,118, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $54.2 million from our public follow-on offering in the first quarter of 2017. During the three months ended

June 30, 2017 and 2016, we recognized a foreign currency loss of $82,360 and $20,250, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Income Tax Benefit

During the three months ended June 30, 2016, we reversed $56,277 of income tax expense associated with our Australian subsidiary.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

Revenue for the six months ended June 30, 2016 was related to work performed in connection with grants received prior to 2016. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned. No additional grants were received in 2016 or 2017.

Research and Development Expenses

Research and development expenses increased by $3.8 million, or 52%, to $11.2 million for the six months ended June 30, 2017 from $7.4 million for the six months ended June 30, 2016. The increase was primarily related to increases in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001 and personnel costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 53%, to $4.8 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. The increase was primarily related to increases in expenses associated with the development of commercialization plans for our products, public company reporting and compliance expenses and personnel costs, including stock-based compensation expense.

Other Income (Expense)

For the six months ended June 30, 2017 and 2016, we recognized $201,420 and $30,496, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $54.2 million from our public follow-on offering in the first quarter of 2017.  During the six months ended June 30, 2017 and 2016, we recognized a foreign currency gain of $284,982 and a foreign currency loss of $43,398, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2017, our principal source of liquidity was our cash and cash equivalents, which totaled $70.2 million. Our working capital was $68.6 million as of June 30, 2017.

Management believes that cash and cash equivalents as of June 30, 2017 is sufficient to develop five Phase 3-ready programs and, assuming feedback from the FDA supports a decision to proceed, initiate at least one Phase 3 program and fund operations and capital requirements into 2019. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances beyond our control may cause us to expend more cash than currently expected or expend cash significantly faster than we currently anticipate.

Recent Equity Financings

In June 2017, we entered into an Open Market Sales Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may sell, from time to time, up to $50 million of our common stock.  As of June 30, 2017, no sales have been made under the Sales Agreement. The Sales Agreement replaced our prior Open Market Sales Agreement with Jefferies, dated as of September 1, 2016, under which we sold 794,906 shares of our common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million during 2016.

In the first quarter of 2017, we completed an additional follow-on public offering, selling 3,220,000 shares of our common stock at an offering price of $18.00 per share, resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

Debt

We had no debt outstanding as of June 30, 2017 or December 31, 2016.

Future Capital Requirements

During the six months ended June 30, 2017, net cash used in operating activities was $15.3 million, and our accumulated deficit as of June 30, 2017 was $61.6 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(15,321,430)	$(9,351,477)
Investing activities	(78,207)	(28,535)
Financing activities	54,613,045	—
Net increase (decrease) in cash and cash equivalents	$39,213,408	$(9,380,012)

Operating Activities

For the six months ended June 30, 2017, cash used in operating activities was $15.3 million compared to $9.4 million for the six months ended June 30, 2016. The increase from the comparable 2016 period was primarily the result of increased research and development activities related to the non-clinical studies and clinical trials of ZYN002 and ZYN001, as well as an increase in the number of employees hired to support our research and development and general and administrative activities, and an increase in receivables, related to an incentive associated with research and development costs in Australia and the expected refund of GST incurred with Australian vendors.

We expect cash used in operating activities to continue to increase throughout the remainder 2017 as compared to 2016 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the six months ended June 30, 2017 and 2016 cash used in investing activities primarily represented the cost of computer equipment and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 primarily consisted of $54.2 million in proceeds from sales of our shares of common stock under a follow-on public offering, net of related offering costs and $0.4 million in proceeds from the exercise of employee stock options.

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

JOBS Act

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an "emerging growth company," we have elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivative instruments or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of June 30, 2017, we had cash and cash equivalents of $70.2 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Canada and Europe and to conduct clinical trials for our product candidates in Australia. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk. Accordingly, we do not believe our foreign currency exchange rate risk is a significant risk; however, if we conduct additional clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2016 Annual Report, under the caption “Item 1.A “Risk Factors”.  There have been no material changes to the risk factors disclosed in our 2016 Annual Report.

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

As of June 30, 2017, we have used approximately $36.6 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our Phase 1 and Phase 2 clinical trials), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to our wholly-owned subsidiary, to officers for salaries and bonuses and to non-employee directors as compensation for board service.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: August 1, 2017	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: August 1, 2017	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

10.1

Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger.  Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.*

10.2

Open Market Sales Agreement, dated June 9, 2017, by and between Jefferies LLC and the registrant. Incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3 (File No. 333-218638) filed on June 9, 2017.

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