Form 10-K
period 2017-12-31
Zynerba Pharmaceuticals, Inc.
filed 2018-03-12
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒
Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last day of the registrant’s second fiscal quarter, was approximately $191.5 million, based upon the closing price on the NASDAQ Global Market reported for such date. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an  “affiliate”  of the Registrant.)

There were 13,561,373 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 8, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K, or this Report, that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	the success and timing of our preclinical studies and clinical trials;
•	the potential results of preclinical studies and clinical trials for ZYN002 and ZYN001;
•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of ZYN002 and ZYN001;
•	our plans and ability to develop and commercialize ZYN002 and ZYN001;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	the size and growth of the potential markets for ZYN002 and ZYN001, the rate and degree of market acceptance of ZYN002 and ZYN001 and our ability to serve those markets;
•	legal and regulatory developments in the United States and foreign countries;
•	the success of competing therapies and products that are or become available;
•	our ability to limit our exposure under product liability lawsuits;
•	our ability to obtain and maintain intellectual property protection for ZYN002 and ZYN001;
•	recently enacted and future legislation regarding the healthcare system, including changes to the Affordable Care Act;
•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
•	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, and third-party manufacturers; and
•	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers.

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

See Item 1A, “Risk Factors,” in this Report for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-

looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.     Business

Unless the context indicates otherwise, the terms “Zynerba,” “Zynerba Pharmaceuticals,” “we,” “us,” “our,” “our company” and “our business” refer to Zynerba Pharmaceuticals, Inc.

Company Overview

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare (meeting the U.S. Food and Drug Administration’s, or FDA’s, designation of an orphan disease, affecting fewer than 200,000 people in the United States) and near-rare (affecting fewer than one million people in the United States)  neurological and psychiatric, or neuropsychiatric, disorders in patients with high unmet medical needs. We are currently evaluating two patent protected product candidates, ZYN002 and ZYN001, in four neuropsychiatric indications. In 2017, we completed three Phase 2 clinical trials for ZYN002 and two of those studies have open-label extensions that are ongoing. In 2018 we plan to initiate additional clinical trials evaluating ZYN002 for the treatment of behavioral symptoms of Fragile X syndrome, or FXS, in pediatric and adolescent patients, Developmental and Epileptic Encephalopathies, or DEE, in pediatric and adolescent patients, and refractory focal seizures in adults with epilepsy. We intend to study ZYN001 in patients with Tourette Syndrome, or TS, and anticipate initiating a Phase 2 clinical trial in late 2018. We believe these product candidates will provide new treatment options for patients. In 2017 we were also developing ZYN002 and ZYN001 for the treatment of certain pain indications. We have decided to discontinue our development programs in the capital-intensive pain spaces.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and ∆9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS and epilepsy, and THC may have positive effects on treating TS. We believe ZYN002 may potentially offer first‑line therapies to patients suffering from FXS, DEE and focal seizures in adults with epilepsy, and ZYN001 may potentially offer first-line therapies to patients suffering from TS.

ZYN002 is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and is patent protected through 2030. CBD is the primary non‑psychoactive component of Cannabis. In preclinical animal studies, ZYN002’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an  in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of ZYN002, which maintains CBD in a neutral pH. ZYN002, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS and DEE in pediatric and adolescent patients and refractory focal seizures in adults with epilepsy. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS.

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal enzymatic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity, or NCE. We are working with a development partner, LTS LOHMANN Therapie-Systeme AG, or LTS, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting treatment of TS.

Clinical Development Timelines

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

Cannabinoid Science Overview

Of the over 100 cannabinoid compounds currently identified, THC and CBD are the primary cannabinoids used for pharmaceutical purposes. THC was identified as the major psychoactive cannabinoid and subsequently found to be a partial agonist of the CB1 and CB2 receptors, suggesting a role for THC in the treatment of TS.

CBD is believed to modulate a number of systems, channels and receptors. These include channels linked to anxiety control including 5-HT1A; anti-inflammatory pathways including adenosine reuptake and modulation of TNFa release; neuronal inhibition-linked GABA channels; the endocannabinoid system by inhibition of metabolism of 2-AG and anandamide; and antiepileptic mechanisms through the equilibrative nucleoside transporter, modulation of α3 and α1 glycine receptors, and antagonism of G protein-coupled receptor 55 or GRP-55.

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

Clinical and preclinical data suggest that THC has positive effects on treating TS and CBD has positive effects on treating FXS and epilepsy. Clinical data suggest that THC and CBD have a very high therapeutic index. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. Dronabinol and nabilone, oral formulations of THC, have been approved by the FDA. Many patients have received CBD‑enriched Cannabis and Epidiolex®, a liquid formulation of highly concentrated CBD which is currently in development by a third party. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

Product Candidates

ZYN002 – CBD Transdermal Gel

ZYN002 is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery (see Figure 1), and is patent protected through 2030.

Figure 1 — Chemical structure and transdermal gel delivery of CBD.

ZYN002 is being developed as a clear gel that is designed to provide consistent, controlled drug delivery with convenient once‑ or twice‑daily dosing. Because CBD is virtually insoluble in water, we use ethanol and propylene glycol as solubilizing agents and Transcutol ® HP as a permeation enhancer. All excipients in the gel have been classified as Generally Recognized As Safe, or GRAS, and have been used in transdermal products previously approved by the FDA.

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

Development of ZYN002 for the Treatment of Behavioral Symptoms of Fragile X Syndrome

FXS Overview

FXS is a genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. FXS is the most common genetic cause of autism spectrum disorder. Patients with FXS may exhibit autism‑like symptoms including social avoidance, anxiety and withdrawal, social impairment (gaze avoidance, social escape behaviors) and restricted/repetitive behaviors. Currently, there are no known cures or approved therapies indicated for the treatment of FXS or its symptoms. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness. Based on the 2012 U.S. Census and the National Fragile X Foundation, FXS prevalence rates are estimated at approximately 71,000 patients in the United States. According to the

National Fragile X Foundation, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups.

We believe ZYN002 may provide an effective treatment for FXS based on its capacity to interact with the endocannabinoid system, which is compromised in patients with FXS. Specifically, CBD indirectly increases the concentration of the cannabinoids 2‑AG and anandamide, which are endogenous ligands at the CB 1 and CB 2 receptors. Furthermore, the Fragile X mental retardation protein 1 that is diminished in patients with FXS, is required for the production of 2‑AG. Therefore, FXS results in the reduction of endogenous stimulation of endocannabinoid receptors while CBD facilitates the availability of endogenous endocannabinoids, potentially attenuating the pathophysiology of the disease. We anticipate ZYN002 may be used as first line therapy to treat patients suffering from behavioral symptoms of FXS.

Phase 2 Clinical Trials

In September 2017, we released the results for our open-label exploratory Phase 2 clinical trial designed to evaluate the safety and efficacy of ZYN002 in children with FXS, which we refer to as the FAB-C (Treatment of Fragile X Syndrome Anxiety and Behavioral Challenges with CBD) trial. The primary endpoint for the trial was the change in the total score of the Anxiety, Depression, and Mood Scale, or ADAMS, from baseline to week 12. The ADAMS is a 28-item scale designed to assess general anxiety, social avoidance, compulsive behavior, manic/hyperactive behavior, and depressed mood. It has been validated in patients with FXS. Twenty patients (3:1 males) aged 6 to 17 years of age (mean = 10.7) with FXS, as confirmed by molecular documentation of FMR1 full mutation, were enrolled in the open-label FAB-C study. ZYN002 was added on to other medications being administered. The first six weeks of the study were designed to titrate dosing in patients. Dosing was initiated at 50 mg daily and could be increased to 250 mg daily. Weeks 7 through 12 of the study were a maintenance period where patients were treated at the dose established at week six. At the completion of the study, patients could enter an open-label extension study for up to 12 months.

The FAB-C trial successfully met its primary endpoint, achieving a 46% improvement (p<0.0001) in the total score of ADAMS at week twelve compared to baseline.

Results for the ADAMS are summarized as follows:

ADAMS	Baseline	Week 12	Change in Score	% Improvement	p Value
Total Score (primary endpoint)	33.4	18.1	-14.1	46%	<0.0001
General Anxiety Subscale*	10.0	4.6	-4.8	54%	<0.0001
Social Avoidance Subscale*	10.2	4.8	-5.1	53%	0.0002
Compulsive Behavior Subscale*	2.8	1.4	-1.2	50%	0.0262
Manic / Hyperactive Behavior Subscale*	9.4	6.1	-2.7	35%	0.0003
Depressed Mood Subscale*	2.8	2.0	-0.9	29%	0.1417

*Secondary endpoint

ZYN002 also achieved clinically meaningful improvements in all measures of the Aberrant Behavior Checklist for Fragile X, or ABC-FXS, which addresses the key behavioral symptoms of FXS including social avoidance, repetitive movements, and socially unresponsive behaviors. The study achieved statistical significance across all ABC-FXS subscales compared to baseline.

Results from the ABC-FXS are summarized as follows:

Aberrant Behavior Checklist (ABC)	Baseline	Week 12	Change in Score	% Improvement	p Value
Social Avoidance - "Seeks Isolation"	5.1	2.3	-2.8	55%	0.0005
Stereotypy - "Repetitive Movements"	7.9	3.2	-4.9	59%	0.0006
Socially Unresponsive/Lethargic - "Does Not Pay Attention"	8.7	4.1	-5.1	53%	0.0034
Irritability - "Has Temper Tantrums"	18.2	10.6	-7.1	42%	0.0096
Hyperactivity - "Disrupts Group Activities"	14.5	9.7	-4.1	33%	0.0194
Inappropriate Speech - "Repeats Words or Phrases"	6.1	3.5	-2.4	43%	0.0018

We evaluated multiple other secondary endpoints including a Clinical Global Impression of Improvement, or CGI-I, the Pediatric Anxiety Rating Scale, or PARS-R, Visual Analog Scales for Anxiety, Hyperactivity and Tantrum/Mood Lability, the Vineland Adaptive Behavior III, a Quality of Sleep measurement and the Pediatric Quality of Life, or PedsQL™. The results of the ABC-FXS and other secondary endpoints reinforce the results demonstrated in the ADAMS.

ZYN002 was shown to be very well tolerated, and the safety profile was consistent with data from earlier clinical trials and our other Phase 2 clinical trials for ZYN002. All adverse events were considered mild to moderate and no serious adverse events were reported. No patient experienced drug-related GI events during the 12-week treatment period, and no THC was detected in the plasma. Thirteen of the 18 patients who completed the study have enrolled in the open-label extension and 12 patients are still in the study as of March 5, 2018.

In March 2018, we announced the results of a positive meeting held with the FDA regarding our planned development strategy for ZYN002 in FXS. Based on our dialogue with the FDA, we expect to initiate a single pivotal study mid-year 2018 to support a New Drug Application, or NDA, for ZYN002 in FXS. We are in agreement with the FDA that the primary and key secondary endpoints for the study should assess observable behaviors in patients with FXS as reported by the caregiver using the validated ABC-FXS. If the pivotal trial meets its endpoints, approval for an indication encompassing the treatment of behavioral symptoms associated with FXS may be granted.

We plan to initiate a pivotal 14-week randomized, double blind, placebo controlled clinical trial in approximately 200 pediatric and adolescent patients in the United States, Australia and New Zealand. Patients will be randomized 1:1 to receive either one of two weight based doses of ZYN002, or one of two matching administrations of placebo. We anticipate initiation of this pivotal clinical trial mid-year 2018. All patients will be eligible to enroll in a 12-month open-label extension after completing dosing in the pivotal study.

Development of ZYN002 for Treatment of Refractory Epileptic Seizures (Developmental and Epileptic Encephalopathies and Adult Refractory Focal Epilepsy)

Overview

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

We believe that ZYN002 may provide an effective treatment for epilepsy based on the anticonvulsant effects of CBD due to its ability to reduce neuronal hyperexcitability shown in multiple in vivo models of epilepsy and clinical trials conducted by third parties. Epilepsy specialists and patient organizations have shown considerable interest in the potential therapeutic role of CBD in adults with epilepsy and, especially, children with DEE. Two companies have active CBD development programs for the treatment of patients with Dravet syndrome, or DS, Lenox-Gastaut syndrome, or LGS, infantile spasms and tuberous sclerosis complex, all of which are rare and severe forms of pediatric epilepsy. In third party clinical trials, Epidiolex has demonstrated statistically significant reductions in seizures compared to placebo in patients with DS and LGS. In an open-label interventionist trial conducted by a third party, an oral CBD solution demonstrated a statistically significant reduction in frequency of motor seizures, with the greatest reduction in patients with focal seizures (55%).

DEE is a category of rare and ultra-rare severe brain disorders that manifest with seizures or EEG abnormalities that are associated with delay or regression in cognition and/or behavior. This category includes DS, LGS, Doose syndrome, early myoclonic encephalopathy and West syndrome, among others. DS is a severe form of epilepsy that appears during the first year of life as frequent fever-related seizures. As the condition progresses, other types of seizures typically occur, including myoclonus and status epilepticus. LGS is a severe form of epilepsy that typically becomes apparent during infancy or early childhood. Affected children experience several different types of seizures, most commonly atonic, or drop, tonic and atypical absence seizures. We believe, based on analysis and a recent publication (Aaberg et. al, Epilepsia, 2017; 58: 1880-1891) which incorporates new classification systems from the International League Against Epilepsy, or ILAE, that there are approximately 45,000 DEE patients in the United States, with the majority of those patients having DS or LGS. We expect to initiate an open-label Phase 2 clinical trial in children aged 3 to less than 18 with DEE in the first half of 2018. Approximately 50% of the patients enrolled are expected to have DS or LGS while the other 50% will have some other type of DEE.

According to Decision Resources, in 2017 there were expected to be approximately 2.4 million epilepsy patients in the United States, of which approximately 60% suffer from focal seizures, and approximately one third of those patients (~ 500,000) are refractory to two or more anti-epileptic drugs, or AEDs.

Phase 2 Clinical Trials in Adults with Refractory Focal Epilepsy

In August 2017, we released the results for our Phase 2 randomized, double-blind, multi-center, multi-dose clinical trial designed to evaluate the efficacy and safety of ZYN002 in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures), which we refer to as the STAR 1 (Synthetic Transdermal Cannabidiol for the Treatment of Epilepsy) trial. In this trial, 188 patients were randomized to receive (i)195 mg of ZYN002 4.2% CBD gel every 12 hours, (ii) 97.5 mg of ZYN002 4.2% CBD gel every 12 hours or (iii) placebo gel every 12 hours for 12 weeks. Patients aged 18 to 71 years old with confirmed refractory epilepsy with focal seizures with or without secondary generalization were enrolled in this study. Enrolled patients had a median monthly seizure frequency of 10.6, and were on an average of 2.5 AEDs. The primary endpoint assessed the median percentage change in seizure frequency over the 12-week treatment period compared to the 8-week baseline period. Secondary endpoints included proportion of patients with ≥50% reduction from baseline in seizure frequency, percent change from baseline in seizure frequency, seizure-free days, and 100% seizure free. Safety and tolerability were also evaluated. The study was conducted at 14 sites in Australia and New Zealand.

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

ZYN002 was shown to be very well tolerated and the safety profile was consistent with previously released data from our Phase 1 clinical trials. Of the 188 patients in the safety database, 50% of the patients on ZYN002 (n=63) had at least one treatment emergent adverse event, compared to 41% (n=26) of patients on placebo. Two treatment emergent adverse events occurred in greater than 5% of the patients on ZYN002: fatigue (5.6%, placebo, 1.6%) and headache (5.6%, placebo, 3.2%). There were no treatment related serious adverse events reported. The discontinuation rate in the trial for ZYN002 was 10.4% compared to 1.6% in placebo.

In November 2016, we initiated a 12-month open-label extension clinical trial, which we refer to as the STAR 2 trial, for patients who successfully completed the STAR 1 trial. Of the 175 patients who completed the STAR 1 trial, 171 patients elected to enter the STAR 2 trial and as of March 5, 2018, 87 patients remain in the trial. Of the 171 patients who elected to participate in the STAR 2 trial, 112 patients have completed at least six months of treatment, 89 patients have completed at least nine months of treatment and 52 have completed at least twelve months of treatment within the STAR 2 trial.

In December 2017, we presented data on the long term use of ZYN002 from the STAR 1 and STAR 2 trials. This data was collected through the middle of August 2017 in patients who reported seizure frequency data during the respective time periods in the STAR 1 and STAR 2 trial. In Figure 2 below we grouped the data from the three dosing cohorts across the horizontal axis and the median percent change in seizures vs baseline on the vertical axis. The 195mg – 390 mg cohort represents patients who were initially randomized to the low dose (195 mg daily dose) arm in STAR 1 and then converted to the 390 mg daily dose in the STAR 2 extension study. At three, six and nine months of dosing with ZYN002 these patients had a median reduction of 18.4%, 32.7% and 65.2%, respectively. The 390mg – 390 mg cohort represents patients who were initially randomized to the high dose (390 mg daily dose) arm in STAR 1 and continued on the 390 mg daily dose in the STAR 2 extension study. At three, six and nine months of dosing with ZYN002 these patients had a median reduction of 14.0%, 30.0% and 48.5%, respectively. The Placebo – 390 mg cohort represents patients who were initially randomized to the placebo arm in STAR 1 and then received the 390 mg daily dose in the STAR 2 extension study. At three and six months of dosing with ZYN002 (in the STAR 2 trial) these patients had a median reduction of 13.4% and 26.5%, respectively. Because the data cutoff for this analysis was mid-August 2017, patients originally randomized to placebo had not yet reached the nine month treatment timeframe. We believe that these data show a consistent pattern of seizure reduction across all cohorts once treated with ZYN002 and they also suggest that clinically meaningful responses can be achieved with longer term use of ZYN002.

Figure 2 – STAR 1 and STAR 2 Efficacy Data.

Dose Regimen in STAR 1 and STAR 2

195 mg – 390 mg
390 mg – 390 mg
Placebo – 390 mg
Median Percent Change in Seizure Rates
0
-10
-20
-30
-40
-50
-60
-70
STAR 1 3 mos
-18.4
N=62
STAR 1 – 3 mos STAR 2 – 3 mos
-32.7
N=55
STAR 1 – 3 mos STAR 2 – 6 mos
-65.2
N=21
STAR 1 3 mos
-14.0
N=61
STAR 1 – 3 mos STAR 2 – 3 mos
-30.0
N=55
STAR 1 – 3 mos STAR 2 – 6 mos
-48.5
N=18
STAR 2 3 mos
-13.4
N=59
STAR 2 – 6 mos
-26.5
N=24

STAR 2 results based on data collected through mid-August 2017 and in patients who reported seizure frequency data during the respective time period.

Not all patients had reached 3 and 6 months in STAR 2 as of mid-August 2017

We will update this analysis with data through December 2017 and intend to present the analysis with the updated data at a scientific meeting in 2018.

After analyzing the data from the STAR 1 and STAR 2 trials, we believe that we have identified an appropriate study design for a Phase 2b trial of ZYN002 in adult patients with refractory epileptic focal seizures, which may lead to statistically significant differences between ZYN002 and placebo. Modifications to the trial design from the STAR 1 and STAR 2 trials are likely to include a larger number of patients to improve the power of the study, increasing the baseline seizure frequency of patients entering the trial, increasing the trial duration and stratifying our randomization across gender and seizure rates. Finally, we may increase the daily dose for patients randomized into a high dose arm. We expect to initiate this trial in the second half of 2018.

Early Clinical Trials

We have completed three Phase 1 studies for ZYN002. In June 2016, we completed two Phase 1 clinical trials for ZYN002 in healthy volunteers and patients with epilepsy. The first Phase 1 single rising dose clinical trial for ZYN002 in healthy human subjects and in patients with epilepsy evaluated the tolerability and pharmacokinetics, or PK, profile of ZYN002. Results from this clinical trial demonstrated that ZYN002 was safe and well-tolerated at all tested dose levels and the incidence of adverse events associated with ZYN002 was similar to placebo for both healthy subjects and epilepsy patients. The second Phase 1 clinical trial was a randomized, double-blind, placebo controlled multiple rising dose clinical trial for ZYN002 in twenty-four healthy volunteers and twelve patients with epilepsy to evaluate the PK profile, pharmacodynamics, or PD, and tolerability of multiple doses (200, 250, and 500 mg) of ZYN002. Each volunteer and patient received seven days of either ZYN002 or placebo. Results from this clinical trial demonstrated that

ZYN002 was safe and well-tolerated at all dose levels. The twice daily dosing provided a more favorable PK profile with comparable results between healthy volunteers and epilepsy patients.

Transdermal application of ZYN002 was very well tolerated with minimal skin erythema. Skin dryness at the application site was common for both ZYN002 and placebo gel. Overall, the incidence of adverse events associated with ZYN002 was similar to placebo in both healthy volunteers and adult epilepsy patients. There were no reports of somnolence or fatigue and a very low incidence of gastrointestinal events was observed. There were no serious adverse events or discontinuations for healthy volunteers and epilepsy patients receiving ZYN002. One healthy volunteer receiving placebo gel developed a serious adverse event suspected to be a catheter infection and was discontinued from the study. In addition, healthy volunteers and epilepsy patients had no drug related changes in performance on the Trail Making Test, a test of visual attention, psychomotor ability, and task switching; a divided attention task; and the Paced Auditory Serial Addition Task, or PASAT, a test that measures working memory and focused attention. These results indicate that ZYN002 did not produce impairment in critical areas of cognitive functioning often impacted by central nervous system drugs. No changes in mood symptoms as assessed by the Inventory of Depression and Anxiety Symptoms, or IDAS, and the Positive and Negative Affect Schedule, or PANAS were observed for ZYN002 suggesting that ZYN002 is not associated with declines in psychological health.

In July 2016, we completed a third Phase 1 clinical trial for ZYN002 which was a randomized, double-blind, placebo controlled trial in 42 healthy volunteers. The volunteers received a range of CBD doses from 395 mg to 504 mg daily in 2.5% and 4.2% ZYN002 formulations for fourteen days. Results from this clinical trial demonstrated that ZYN002 was very well tolerated with minimal skin erythema. CBD plasma concentrations were dose dependent and did not fluctuate at steady state. The 4.2% formulation demonstrated a comparable PK and tolerability profile to the 2.5% concentration and was easier to use due to the lower volume. There were no serious adverse events or discontinuations from this clinical trial.

Overall, in the Phase 1 program, ZYN002 was demonstrated to be safe and well tolerated, provided a favorable CBD PK profile, and no THC was detected in plasma or urine.

ZYN001 – THC Pro-Drug Patch

ZYN001 is a pro‑drug of THC that is designed to enable effective transdermal delivery of THC via a patch and is patent protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal metabolic process. In addition, we expect that ZYN001 will be classified by the FDA as an NCE.

Figure 3. Hydrolysis of ZYN001 into glyceric acid and THC.

We are working with LTS to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch. We intend to test the ZYN001 patch for application to the arm, back and thigh. The drug substance is produced synthetically and is not derived or extracted from botanicals. The excipients in the patch have been classified as GRAS, and have been used in transdermal products previously approved by the FDA.

As illustrated below in Figure 4, transdermal delivery often provides more consistent plasma levels without the peaks and valleys often associated with an oral dosage form.

Figure 4. Illustration of transdermal delivery.

Oral Dosage Form
Max. Effective Level
Transdermal System
Min. Effective Level
Blood Level
Time

Development of ZYN001 for the Treatment of Tourette Syndrome (TS)

TS Overview

TS is a neurological disorder characterized by repetitive, stereotyped, involuntary movements and vocalizations called tics. The early symptoms of TS are typically noticed first in childhood, with the average onset between the ages of 3 and 9 years. Tics are classified as either simple or complex. Simple motor tics are sudden, brief, repetitive movements that involve a limited number of muscle groups, including repetitive throat-clearing, sniffling, eye blinking and facial grimacing. Complex tics are distinct, coordinated patterns of movements involving several muscle groups, including bending, twisting or shrugging. According to the National Institute of Neurological Disorders and Stroke, approximately 200,000 US patients have the most severe form of TS.

While the cause of TS is unknown, the involvement of the basal ganglia and fronto-cortical circuits is supported by neurophysiological, brain imaging, and postmortem studies. Given overlap between the location of endocannabinoid receptors (i.e., CB1R and CB2R) and those areas hypothesized to be involved in TS, there has been increasing attention focused on the potential role of cannabinoids in reducing movement and behavioral symptoms of TS. In addition to anecdotal reports that cannabis may be effective in the suppression of tics, two small controlled, third-party clinical trials have investigated the effect of THC, specifically, in the treatment of TS. Both controlled studies demonstrated a significant reduction in tics with THC compared to placebo.

Recent Clinical Trials and Pre-clinical Studies

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. We initiated Phase 1 clinical trials for ZYN001 in June 2017 and results from this study are expected in the first half of 2018. These data will inform the planned Phase 2 program for ZYN001, now expected to initiate in late 2018.

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

We internally developed our intellectual property related to ZYN002 and ZYN001. We have sought and intend to continue to seek appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses, by filing patent applications in the United States and selected other countries.

As of March 8, 2018, we owned a total of nine issued U.S. utility patents, and one allowed U.S. utility patent application. These U.S. patents and patent applications will expire between 2029 through 2031. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the United States Patent and Trademark Office, or PTO, under the patent term adjustment laws. These patents, and any pending applications that ultimately issue as patents, may also be eligible for patent term extension for delay caused by FDA regulatory review, thereby further extending their patent terms.

In addition to our U.S. intellectual property, we own 115 corresponding foreign issued patents and five corresponding foreign applications, which will expire between 2026 and 2031.

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

ZYN001

Our ZYN001 patent portfolio currently consists of three issued patents in the United States, one issued patent in Japan, one issued patent in Canada, issued patents in 34 countries in Europe, including France, Germany, Ireland, Italy, Spain and the United Kingdom, one allowed patent application in the United States and patent applications pending in Europe, Canada and Japan. The issued patents are composition of matter patents, which cover the chemical structure of the pro‑drug ZYN001, the D‑glyceric acid ester of THC, and other THC pro‑drugs. The issued patents will expire between 2028 and 2031. Any patents that issue from our currently pending patent applications will expire in 2028.

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

Research and Development

We incurred research and development expense of $22.8 million, $16.8 million and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Manufacturing

The active pharmaceutical ingredients, or APIs, used in ZYN002 and ZYN001 are synthesized by contract manufacturers. We believe these contract manufacturers have sufficient capabilities to meet our projected product requirements through our planned Phase 2/3 clinical trials.

The ZYN002 gel is manufactured and filled into unit of use sachets by a contract manufacturer. The ZYN001 transdermal patch is manufactured by a contract manufacturer.

We selected our contract manufacturers for their specific competencies in manufacturing, product design, and materials. FDA regulations require that products be produced under current Good Manufacturing Practices, or cGMPs. Our key suppliers currently meet cGMPs and we believe have sufficient capacities to meet our projected product requirements through Phase 3 clinical trials.

Commercial Operations

Our Vice President of Commercial is responsible for pre-commercialization activities, including global market analysis, strategic optimization and value development associated with ZYN002 and ZYN001, as well as business development activities as we evaluate partnering options. However, we do not currently have a fully integrated organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co‑promotion agreements with strategic collaborators for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that ZYN002 or ZYN001 will be approved.

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

ZYN002

We are studying ZYN002 in pediatric and adolescent patients with FXS, in pediatric and adolescent patients with DEE and adult patients with refractory epileptic focal seizures.

There are no drugs approved for the treatment of FXS or its most common symptoms, although various classes of medications are used off‑label for the treatment of behavioral and mental health conditions associated with FXS. Some patients with FXS benefit from medications that treat attention deficit disorders and other patients who experience general anxiety, social anxiety and other chronic conditions may benefit from different types of anti‑anxiety medications. We are aware that Neuren Pharmaceuticals, Ovid Therapeutics and Marinus Pharmaceuticals are developing compounds for the treatment of FXS.

Within epilepsy, we intend to treat pediatric and adolescent patients with DEE and adult epilepsy patients with refractory focal seizures. Second and third generation AEDs continue to improve upon first generation therapies, but experts contend that a better understanding of the disorder accompanied by fundamentally innovative treatments will be required to effectively improve treatment outcomes for the high percentage of patients who remain unresponsive to AEDs. The majority of AEDs have frequent safety concerns including serious CNS adverse events and drug‑drug interactions.

No CBD products or combination THC/CBD products have been approved in the United States. GW Pharmaceuticals, PLC, or GW, is currently investigating Epidiolex, a liquid formulation of highly concentrated plant extracted CBD, in the United States for the treatment of DS, LGS and other childhood epilepsy syndromes. GW is also studying additional cannabinoids, including cannabidivarin or CBDV, for adult patients with focal seizures and for autism spectrum disorders. Insys Therapeutics Inc., or Insys, is also developing a synthetic CBD oral solution compound for the treatment of childhood absence epilepsy, infantile spasms and Prader-Willi syndrome.

ZYN001

We intend to study ZYN001 in patients with TS. There are no currently approved cannabinoid treatments for TS, and we are not aware of any in development. Generic neuroleptic medications (pimozide and haloperidol) as well as Abilify® (apriprizole) are approved by the FDA to control the tics associated with TS. However, because all three medications have the potential to cause unwanted side effects, many physicians start with off-label use of other alpha-adrenergic agonist medications. Numerous companies, including, Teva Pharmaceutical Industries Ltd. and Neurocrine Biosciences Inc., are developing products for the treatment of tics caused by TS.

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

The steps required to obtain approval for commercialization of a new drug in the United States are lengthy, complex and expensive, and the outcome is far from certain. These steps generally include:

•	completion of preclinical studies, animal studies and formulation studies in compliance with the FDA’s good laboratory practices, or GLP, regulations;

•	submission to the FDA of an IND to support human clinical testing in the United States;

•	approval by an Institutional Review Board, or IRB, before each trial may be initiated;

•

performance of adequate and well‑controlled clinical trials in accordance with federal regulations and with current Good Clinical Practices, or GCPs, to establish the safety and efficacy of the investigational product candidate for each target indication;

•	submission of a NDA to the FDA;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

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

Pre-clinical Testing

Before testing any compound in humans in the United States, a company must develop pre-clinical data, generally including laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality. Certain types of animal studies must be conducted in compliance with the FDA’s GLP regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA does not place the proposed clinical trial in the IND application on clinical hold within this 30‑day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols that detail, among other things, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators, and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We are currently conducting a Phase 1 clinical trial in the United States for ZYN002 and prior to commencing that clinical trial we filed an IND with the FDA. We are currently conducting a Phase 1 clinical trial for ZYN001 in Australia and have not yet filed an IND with the FDA for ZYN001.

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

A sponsor may request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design and size of certain clinical trials (including Phase 3 clinical trials), clinical studies, or animal studies to address applicable scientific and regulatory requirements. An SPA request must be made before the proposed trial begins, and if areas of agreement are reached, they will be documented in a letter. The agreement generally may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. We expect to test ZYN002 and ZYN001 in several advanced stage clinical trials, and we may request an SPA from the FDA. Having an SPA does not guarantee that a product will receive FDA approval.

We have completed several Phase 1 and Phase 2 clinical trials and have two ongoing Phase 2 clinical trials for ZYN002 in Australia and New Zealand and one ongoing Phase 1 clinical trial in Australia for ZYN001.

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

New Drug Applications

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed packaging and labeling, among other things. Data can come from company‑sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. Data from clinical trials conducted outside the United States may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled

Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or, if the FDA concludes that an NDA does not meet the regulatory standards for approval, a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s. Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

Disclosure of Clinical Trial Information

Some countries require sponsors of clinical trials of certain regulated products, including prescription drugs to register and disclose certain clinical trial information on a public website. For example, in the United States, sponsors are required to register this information on a website maintained by the U.S. National Institutes of Health, or NIH, at www.clinicaltrials.gov. In Australia and New Zealand sponsors register clinical trial information on a website maintained by the Australian New Zealand Clinical Trials Registry at www.anzctr.org.au. When a clinical trial is registered on these websites, certain information regarding the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial must be posted. Sponsors are also obligated to disclose the results of many of these trials after completion, although under certain circumstances disclosure of the results of these trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly‑available information to gain knowledge regarding the design and progress of our development programs.

Advertising and Promotion

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct‑to‑consumer advertising, promotion to healthcare practitioners, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off‑label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA historically has restricted manufacturers’ communications regarding off‑label uses. Broadly speaking, a manufacturer may not promote a drug for off‑label use, but may engage in non‑promotional, balanced communication regarding off‑label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or the DOJ, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This enforcement activity could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse and consumer protection laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Other Post-Approval Regulations

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

We currently manufacture the API for ZYN002 and ZYN001 in the United States and Canada. For ZYN002, we are conducting a Phase 1 clinical trial in the United States and anticipate conducting Phase 2/3 clinical trials for ZYN002 in the United States, Australia and New Zealand, and are currently conducting a Phase 1 clinical trial for ZYN001 in Australia. We may also choose to conduct clinical trials for ZYN001 outside the United States subject to regulatory approval. We may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand, and from other regulatory agencies in other countries where we develop, manufacture or commercialize ZYN002 or ZYN001 in the future.

The Hatch‑Waxman Act

Generic Competition

Any drug candidates approved for commercial marketing under an NDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. Among other things, the Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products. The first provides that generic versions of an approved product may be approved under an Abbreviated New Drug Application, or ANDA, by a showing that the generic product is the “same as” the approved product in key respects. An ANDA provides for marketing of a drug product that has the same active ingredient(s), same strength, route of administration and dosage form as a previously approved NDA product (the “reference listed drug” or RLD) and has been shown through PK testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “therapeutic equivalents” to the RLD, and can often be substituted by pharmacists under prescriptions written for the RLD. 505(b)(2) applications are the second approval pathway for follow-on drug products. 505(b)(2) applications are NDAs and must therefore contain full reports of safety and effectiveness data; however, in a 505(b)(2) application at least some of the required data is derived from studies not conducted by or for the applicant. In this regard, a 505(b)(2) application may rely on scientific literature or on the FDA’s previous findings of safety and effectiveness of an approved RLD. Unlike an ANDA, a 505(b)(2) may be submitted for a product that differs in active ingredient, strength, route of administration, dosage form, or other conditions of use.

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

Patent Term Extension

The term of a patent that covers an FDA approved drug that contains an active ingredient not previously approved may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the development and FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Compliance

During all phases of development (pre‑ and post‑marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, refusal to accept clinical data from outside the United States, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

In August 2017, President Trump signed into law the Food & Drug Administration Reauthorization Act.  This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs and biological products for pediatric use.

Priority Review, Fast Track, Breakthrough Therapy, and Accelerated Approval (United States)

The FDA has programs to expedite submission and consideration of certain drug products that address serious or life-threatening diseases or conditions. An application for a drug will receive priority review designation if it is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review means that FDA will seek to complete its first-cycle review and take action on the application within six months rather than the customary 10-month standard review period. An applicant may request priority review at the time it submits its application. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs or biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the U.S. civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

There have been significant ongoing efforts to modify or eliminate the Affordable Care Act.  For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million fewer Americans maintaining their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums.  We expect that further changes to the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our product candidates.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, enacted by the U.S. Congress in 2003, changed the way Medicare covers and pays for pharmaceutical products, including creating the Medicare Part D prescription drug benefit, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing. With few exceptions (e.g., limitations on Medicare Part D sponsors concerning certain formulary changes), coverage policies and third‑party reimbursement rates may change at any time.

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

The federal Anti‑Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti‑Kickback Statute liability. The reach of the Anti‑Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti‑Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical and biological manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals and public reporting of the payment data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.

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

To the extent that we continue to conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For example, in the European Union, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from the different European Union member states may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth).  We may, otherwise, be subject to additional data protection laws in Australia in the states and territories in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

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

Our current clinical advisors are set forth in the table below:

Name	Title
Elizabeth Berry-Kravis, MD, PhD†	Professor of Pediatrics, Neurological Sciences, Biochemistry Rush University Medical Center
Craig Erickson, MD†

Associate Professor of Psychiatry, Director, Fragile X Research and Treatment Center, Medical Director, P3SW Developmental Disabilities Inpatient Unit, Director of Research, The Kelly O'Leary Center for Autism Spectrum Disorders, Cincinnati Children's Hospital Medical Center

Randi J. Hagerman, MD†	Medical Director, UC Davis MIND Institute; Distinguished Professor, Endowed Chair in Fragile X Research, Department of Pediatrics, UC Davis School of Medicine
Steven J. Siegel, MD, PhD†	Chair, Department of Psychiatry and Behavioral Sciences, Keck School of Medicine, University of Southern California
Nicole Tartaglia, MD†	Associate Professor, Pediatrics-Developmental Pediatrics, University of Colorado Denver School of Medicine/Children’s Hospital of Colorado
Dennis Dlugos, MD, MSCE*	Professor of Neurology and Pediatrics at Children’s Hospital of Philadelphia (CHOP) and the University of Pennsylvania School of Medicine
Jacqueline French, MD*	Professor of Neurology, NYU Langone Medical Center
Daniel Friedman, MD*	Clinical Assistant Professor, Department of Psychiatry, NYU Langone Medical Center
John Messenheimer, MD*	Consultant, Neurologist/Epileptologist, John Messenheimer PLLC
Michael Rogawski, MD, PhD*	Professor of Neurology, UC Davis Center for Neuroscience
Rodney Radtke, MD*	Professor of Neurology, Duke University Medical Center

* Epilepsy    † FXS

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

Employees

As of March 8, 2018, we had 22 full-time employees. In addition to our full‑time employees, we contract with third‑parties for the conduct of certain preclinical, manufacturing, accounting and administrative activities. We have no collective bargaining agreements with our employees and none are represented by labor unions.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an “emerging growth company” until the earliest of (1) the beginning of the first fiscal year following the fifth anniversary of our initial public offering, or January 1, 2021, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. For as long as we remain an “emerging growth company”, we may take advantage of certain exemptions from various disclosure and reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

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

We may rely on these provisions until December 31, 2020. However, if certain events occur prior to the end of such period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we will cease to be an “emerging growth company” prior to the end of such period.

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

Available information

Our internet website address is http://www.zynerba.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Report.

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

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates, ZYN002 and ZYN001. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2017, 2016, and 2015 were approximately $32.0 million, $23.4 million and $12.6 million, respectively. As of December 31, 2017, we had an accumulated deficit of $78.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue from our product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the remaining preclinical studies and ongoing and planned clinical trials for our product candidates;

•	complete and submit NDAs to the FDA and MAAs to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

•	manufacture any approved products in commercial quantities and on commercially reasonable terms;

•	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

•	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

•	obtain coverage and adequate reimbursement from third parties, including government payors; and

•	set a commercially viable price for any products for which we may receive approval.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals and reimbursement for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2017, we had approximately $62.5 million in cash and cash equivalents. We believe that current cash and cash equivalents are sufficient to initiate our planned clinical trials for ZYN002 for the treatment of FXS and DEE, our proposed clinical trial for ZYN002 for the treatment of refractory focal seizures in adults with epilepsy and our anticipated clinical trial for ZYN001 for the treatment of TS and fund operations and capital requirements well into 2019. The progress of ZYN002 and ZYN001 for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	any change in the clinical development plans or target indications for these product candidates;

•	the number and characteristics of product candidates that we develop or may in‑license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing product and market developments;

•	the costs and timing of the implementation of commercial scale manufacturing activities; and

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

Our subsidiary, Zynerba Pharmaceuticals Pty Ltd., is incorporated in Australia where we are currently engaged in research and development activities for ZYN002 and ZYN001. Our subsidiary is eligible to participate in the Australian Federal Government’s Research and Development Tax Incentive program, under which the government provides a cash refund for a portion of eligible research and development expenditures (45% for fiscal years beginning prior to July 1, 2016 and 43.5% for fiscal years beginning on or after July 1, 2016) by small Australian entities, which are defined as Australian entities with less than A$20 million in revenue, having a tax loss. The Research and Development Tax Incentive refund is offered by the Australian federal government for eligible research and development purposes based on the filing of an annual application. As part of this program, our subsidiary applied for and received cash refunds from the Australian Taxation Office for a percentage of the research and development costs expended by our subsidiary in Australia.

Since the fiscal year ended December 31, 2015, we have been receiving Research and Development Tax Incentive refunds related to research and development expenditures we make, and we expect to continue to receive refunds under this program for eligible research and development expenditures in Australia. However, to the extent that some or all of our research and development expenditures are deemed to be “ineligible,” then our refunds may decrease or be eliminated. In addition, the Australian government may in the future modify the requirements of, reduce the amounts of the refunds available under, or discontinue the Research and Development Tax Incentive program. Any such change in the Research and Development Tax Incentive program would have a negative effect on our future cash flows.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017, which significantly changes the Internal Revenue Code of 1986, as amended. This new legislation contains, among other things, significant changes to corporate taxation, including a permanent reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely. We continue to examine the impact this tax legislation may have on our business. Any estimates we have made or will make regarding the impact of the recent tax legislation reflect certain assumptions based upon our current interpretation and analysis to date of the law. These assumptions may be subject to further refinement due to any future changes in interpretations or additional guidance that may be issued as a result of the new legislation.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax legislation is uncertain, and our business and financial condition could be adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

We are subject to income taxes in the United States and Australia. Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. We regularly assess all of these matters to determine the adequacy of our tax provision which is subject to discretion. If our assessments are incorrect, it could have an adverse effect on our business and financial condition. There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to us or to our subsidiaries will not be changed in a manner which adversely affects our shareholders.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2017, we had U.S. net operating loss, or NOL, carryforwards of approximately $56.8 million for U.S. federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our NOL carryforwards begin to expire in 2028 if not utilized.

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not performed any analyses under Section 382 and cannot forecast or otherwise determine our ability to derive benefit from our various federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including in any future offerings, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our federal and state government grants could subject us to audits and could require us to repay funds previously awarded to us.

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2017 we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). In connection with these grants, we may be subject to routine audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Risks Related to our Business and Industry

We are largely dependent on the success of our product candidates, ZYN002 and ZYN001, which are still in clinical development, and will require significant capital resources and years of clinical development effort.

We currently have no marketed products. Our most advanced product candidate, ZYN002, has recently completed three Phase 2 clinical trials and there are two Phase 2 trials and one Phase 1 trial ongoing. A Phase 1 clinical trial for ZYN001 is also in progress. We currently anticipate initiating our planned clinical trials for ZYN002 for the treatment of FXS and DEE, our proposed clinical trial for ZYN002 for the treatment of refractory focal seizures in adults with epilepsy and our anticipated clinical trial for ZYN001 for the treatment of TS. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of ZYN002 and ZYN001, and substantial additional clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of ZYN002 and ZYN001 will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Australia, the European Union, Canada, and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post‑marketing studies and surveillance, which would require the expenditure of substantial resources beyond our existing funds. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA regulatory approval process or are granted a marketing authorisation by the European Commission or the other competent authorities in the EU Member States, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, ZYN002 and ZYN001 may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing of ZYN002 and ZYN001 and Phase 1 and Phase 2 clinical trials of ZYN002 may not necessarily be predictive of the results from our anticipated clinical trials for ZYN002 in patients with FXS, DEE and refractory epileptic focal seizures, and any planned or proposed additional clinical trials. In addition, our interpretation of clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our planned or proposed clinical trials of ZYN002 for the treatment of behavioral symptoms of FXS, DEE or refractory focal seizures in adults with epilepsy and ZYN001 for the treatment of TS, the development timeline and regulatory approval and commercialization prospects for ZYN002 and ZYN001, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Even if ZYN002 and ZYN001 advance through pre-clinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. Since October 2015, we have conducted numerous clinical trials and plan to conduct clinical trials in the future, which is a time‑consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 22 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third‑party providers. As our product candidates advance through pre-clinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in our clinical trials of ZYN002 or ZYN001 could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

ZYN002, our most advanced product candidate, has recently completed three Phase 2 clinical trials, and we have initiated a Phase 1 clinical trial for ZYN001. Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, findings related to safety and efficacy, changing regulatory standards and standards of medical care and other variables. In addition, inconclusive results or results that are not deemed statistically significant may cause delays in clinical development or lead us to reevaluate and redesign our clinical development programs. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Because we have limited financial and managerial resources, we are focusing on research programs relating to ZYN002 and ZYN001 for certain indications, which concentrates the risk of product failure in the event ZYN002 or ZYN001 proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying ZYN002 in patients with FXS, DEE and refractory epileptic focal seizures, and we intend to study ZYN001 in patients with TS. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for ZYN002 or ZYN001 that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. For example, based on our intention to concentrate our focus on rare and near-rare neuropsychiatric disorders, we have decided to discontinue our development programs in the capital-intensive pain space, including ZYN002 for the treatment of OA and for ZYN001 for the treatment of fibromyalgia and peripheral neuropathic pain. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to ZYN002 and ZYN001 may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ZYN002 and ZYN001, we may relinquish valuable rights to ZYN002 or ZYN001 through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ZYN002 or ZYN001.

The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the European Commission, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

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

•

if our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•

the FDA may require development of a REMS, which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post‑approval, and the European Commission may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post‑authorization safety studies;

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

We have conducted and are conducting clinical trials for ZYN002 and ZYN001 outside the United States and anticipate conducting additional clinical trials for ZYN002 and ZYN001 outside the United States, and the FDA may not accept data from such trials.

For ZYN002, we have completed three Phase 2 clinical trials, of which two extension studies are continuing, and we anticipate conducting Phase 2/3 clinical trials for ZYN002 in Australia and New Zealand. For ZYN001, we are currently conducting a Phase 1 clinical trial for ZYN001 in Australia. We may choose to conduct additional clinical trials for ZYN002 and ZYN001 in countries outside the United States, including Australia and New Zealand, subject to applicable regulatory approval. We plan to submit NDAs for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time‑consuming and delay aspects of our development plan.

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

Even if ZYN002 or ZYN001 receives regulatory approval, they may still face future development and regulatory difficulties.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and may otherwise have a material adverse effect on our business, financial condition and results of operations. Non-compliance with requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information, which are scheduled to be enforced beginning May 25, 2018, can also lead to significant penalties and sanctions.

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

While Cannabis and certain of its derivatives are Schedule I controlled substances, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II ‑ V, since approval by the FDA satisfies the “accepted medical use” requirement. If ZYN002 or ZYN001 receives FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of ZYN002 and ZYN001 to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of ZYN002 or ZYN001. However, DEA must issue a temporary order scheduling the drug within 90 days after FDA approves the drug and DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that ZYN002 or ZYN001 may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of ZYN002 or ZYN001.

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

We currently manufacture the API for ZYN002 and ZYN001 in the United States and Canada. For ZYN002, we are conducting a Phase 1 clinical trial in the United States, have completed several Phase 1 and Phase 2 clinical trials in Australia and New Zealand and have two ongoing Phase 2 clinical trials in Australia and New Zealand. We anticipate conducting additional clinical trials for ZYN002in patients with FXS, DEE and refractory epileptic focal seizures in the

United States, Australia and New Zealand, and are currently conducting Phase 1 clinical trials for ZYN001 in Australia and for ZYN002 in the United States. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand and from other regulatory agencies in other countries where we develop, manufacture or commercialize ZYN002 or ZYN001 in the future. We plan to submit NDAs for ZYN002 and ZYN001 to the FDA upon completion of all requisite clinical trials and will require additional DEA approvals at such time as well.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of ZYN002 and ZYN001 and the API used to manufacture ZYN002 and ZYN001 will require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, Health Canada; in Europe, the EMA and the European Commission; in Australia and New Zealand, where we are currently conducting clinical trials, the Australian Customs and Board Protection Service the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or ZYN002 or ZYN001. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or ZYN002 or ZYN001 could have a material adverse effect on our business, results of operations and financial condition.

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

The Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. The Affordable Care Act also closes the Medicare coverage gap for drugs, also known as the donut hole, by requiring pharmaceutical manufacturers to pay a higher percentage of drug costs for Medicare patients while they are in the coverage gap. These payments were scheduled to increase each year up to 2020, when the amount beneficiaries would be expected to pay for prescriptions while they were in the gap was reduced to 25 percent of the cost.  The two year budget deal signed into law in February 2018 by President Trump accelerated the closure by one year. Rather than accelerating the planned increase in insurers’ liability, the legislation instead increases the required manufacturer discount from 50 percent to 70 percent indefinitely.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. Finally, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. The Joint Committee on Taxation estimates that the repeal will result in over 13 million fewer Americans maintaining their health insurance coverage over the next ten years and is likely to lead to increases in insurance premiums.  Further legislative changes to and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future.

Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, which could adversely affect our revenue and results of operations.

Drug pricing by pharmaceutical companies is currently under increased scrutiny and is expected to continue to be the subject of intense political and public debate in the United States. Specifically, there have been several recent U.S. Congressional inquiries and hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increase by several pharmaceutical companies.  Additionally, several states have recently passed laws designed to, among other things, bring more transparency to drug pricing, and other states may pursue similar initiatives in the future.  We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, increased scrutiny on drug pricing, negative publicity related to the pricing of pharmaceutical drugs generally, or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, which could have a material adverse effect on our revenue and results of operations.

We have been granted orphan drug status by the FDA for the use of CBD for the treatment of FXS, but we may be unable to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

As a result, even though we have received orphan drug exclusivity for CBD for the treatment of FXS in the United States, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication. If ZYN002 receives orphan drug exclusivity in the European Union, the European Commission could also, in defined circumstances, approve a competing product. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of ZYN002 or if the FDA finds that a subsequent applicant for FXS demonstrates clinical superiority to ZYN002. In addition, the European Commission could reduce the term of exclusivity if ZYN002 is sufficiently profitable.

We have received orphan drug designation for the use of CBD in FXS from the FDA and may seek orphan drug designation in the future in FXS with the EMA and for ZYN002 in DEE with the FDA and EMA, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or EMA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, in August 2017, President Trump signed into law the Food & Drug Administration Reauthorization Act. This legislation imposes significant new requirements for clinical trial sponsors which will affect, among other things, obtaining orphan drug designation, and the development of drugs for pediatric use. While we have obtained orphan drug status by the FDA for the use of CBD for the treatment of FXS, this legislation may result in new regulations which might materially impact our business.

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

In the United States, the Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage available for any of our approved products. Furthermore, private payors often follow Medicare in setting their own coverage policies. Therefore, any reduction in coverage that results from the Medicare Modernization Act may result in a similar reduction from private payors.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

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

We may face competition for ZYN002 and ZYN001, if approved, from cheaper cannabinoid therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation, including certain state legislatures, may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including ZYN002 and ZYN001, and adversely affect our future revenues and prospects for profitability.

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

Our success largely depends on the continued service of key management and other specialized personnel. The loss of one or more members of our senior management team or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our team has cultivated within the life sciences industry makes us particularly dependent upon their continued employment with us. Because our management team is not obligated to provide us with continued service, they could terminate their employment or services with us at any time without penalty, subject to providing any required advance notice. We do not maintain key person life insurance policies for any members of our management team. Our future success and growth will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

We are aware of multiple companies that are working in the Cannabis therapeutic area, including pharmaceutical companies such as GW, which markets Sativex, a botanical cannabinoid oral mucosal for the treatment of spasticity due to multiple sclerosis and which is also in development in neuropathic pain in several foreign countries and is seeking FDA approval in the United States, and is developing Epidiolex, a liquid formulation of highly purified CBD extract, as a treatment for DS, LGS and other various childhood epilepsy syndromes; Insys, which is seeking FDA approval for an orally‑administered liquid formulation of its synthetic CBD compound as a treatment for childhood absence epilepsy, infantile spasms and Prader-Willi syndrome; and Therapix Biosciences which is developing a dronabinol based product for Tourette Syndrome, along with several other companies in early stage discovery, preclinical and clinical development utilizing CBD, THC and/or other cannabinoids.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  If we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our share price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

EU Member States, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal health data in the European Union is governed by the provisions of the EU Data Protection Directive, or the Directive. The Directive and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Data protection authorities from the different EU Member States may interpret the Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. In addition, the Privacy Act 1988 (Cth), and other laws in the states and territories in Australia where we conduct certain of our clinical trials, apply similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

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

We rely on CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including GCP, which are enforced by regulatory agencies, including the FDA, and guidelines of the Competent Authorities of Member States of the EEA and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Commission or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

We expect to continue to rely on third‑party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third‑party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of a collaborator;

•	subjecting our product candidates to additional inspections by regulatory authorities; and

•	in the event of approval to market and commercialize a product candidate, the withdrawal of such approval and/or an inability to meet commercial demands for our products.

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

Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our issued patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

The U.S. PTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and various foreign national or international patent agencies in several stages over the lifetime of the patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non‑compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We are aware of two issued U.S. patents and corresponding foreign patents owned by a third party with claims that are directed to a method of treating partial seizures and complex partial seizures by administering CBD to a patient where the CBD is present in an amount to provide a daily dose of at least 400mg. This patent could be construed to cover ZYN002 for our refractory epilepsy development program if the therapeutic dose for CBD contained in ZYN002 is determined to be at or above 400mg. If ZYN002 is approved by the FDA for treatment of refractory epileptic focal seizures, if it has a label that contains dosing of ZYN002 with CBD at or above 400mg, such third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. In such lawsuit, we may incur substantial expenses defending our rights to commercialize ZYN002 for refractory epilepsy, and in connection with such lawsuit and under certain circumstances, it is possible that we could be required to cease or delay the commercialization of ZYN002 for refractory epilepsy and/or be required to pay monetary damages or other amounts, including royalties on the sales of ZYN002 for refractory epilepsy. Moreover, such lawsuit may also consume substantial time and resources of our management team and board of directors. The threat or consequences of such a lawsuit may also result in royalty and other monetary obligations, which may adversely affect our results of operations and financial condition.

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

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 26% of our voting stock at March 8, 2018. This concentration of ownership could harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage, and intend to continue to take advantage, of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which could be until December 31, 2020. See “Item 1. Business — Corporate Information — Implications of Being an Emerging Growth Company” above.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock, including under our current Open Market Sales Agreement with Jefferies LLC, or Jefferies. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers. As of March 8, 2018, there were 1,300,168 shares of our common stock available for future grant under our Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended, or 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

•

do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our company headquarters are located in Devon, Pennsylvania where we occupy 7,345 square feet of office space pursuant to a five‑year lease which expires on May 31, 2020. On February 9, 2018, we entered into a lease amendment for an additional 3,532 square feet of office space which we plan to occupy in the second quarter of 2018. The lease amendment expires on May 31, 2020.

Item 3.        Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.        Mine Safety Disclosure

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market since August 5, 2015 under the symbol “ZYNE.” The following table sets forth the high and low sales price of our common stock, as reported by the NASDAQ Global Market, for the period indicated:

	High	Low
2017
Fourth Quarter	$15.14	$8.39
Third Quarter	$20.00	$5.42
Second Quarter	$25.95	$16.27
First Quarter	$23.75	$15.80
2016
Fourth Quarter	$16.91	$10.56
Third Quarter	$14.44	$6.62
Second Quarter	$11.68	$6.02
First Quarter	$21.56	$4.64

Holders of Common Stock

As of March 8, 2018, there were 35 holders of record of our common stock.

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

As of December 31, 2017, we have used all $42.1 million of the net offering proceeds from our IPO to fund the development efforts of ZYN002 (including funding of our Phase 1 and Phase 2 clinical trials), development efforts of ZYN001, working capital, research and development and general corporate purposes. None of the net proceeds have been paid directly or indirectly to (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates, other than payments in the ordinary course of business to our wholly-owned subsidiary, to officers for salaries and bonuses and to non-employee directors as compensation for board service.

Our use of net proceeds was consistent with the use and proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 5, 2015.

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

Comparison of Cumulative Total Return since August 5, 2015
Assumes Initial Investment of $100
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
8/5/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
ZYNE
NASDAQ Composite Index
NASDAQ Biotechnology Index

Item 6.       Selected Financial Data

This section should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. We derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical consolidated results are not necessarily indicative of the results that may be expected in the future.

Statements of Operation Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013

Revenue	$—	$7,250	$278,900	$810,012	$943,904
Operating expenses:
Research and development	22,806,107	16,784,626	7,445,669	2,401,406	1,134,041
General and administrative	10,016,902	6,430,252	5,364,390	4,076,339	444,302
Total operating expenses	32,823,009	23,214,878	12,810,059	6,477,745	1,578,343
Loss from operations	(32,823,009)	(23,207,628)	(12,531,159)	(5,667,733)	(634,439)
Other income (expense):
Interest income (expense), net	519,554	80,222	7,352	(1,844)	(2,351)
Foreign exchange gain (loss)	291,151	(189,497)	—	—	—
Loss on disposal of equipment	—	(99,147)	—	—	—
Total other income (expense)	810,705	(208,422)	7,352	(1,844)	(2,351)
Loss before income taxes	(32,012,304)	(23,416,050)	(12,523,807)	(5,669,577)	(636,790)
Income tax (benefit) expense	—	(27,543)	27,543	—	—
Net loss	(32,012,304)	(23,388,507)	(12,551,350)	(5,669,577)	(636,790)
Accretion of redeemable convertible preferred stock	—	—	—	(87,954)	(161,834)
Net loss applicable to common stockholders	$(32,012,304)	$(23,388,507)	$(12,551,350)	$(5,757,531)	$(798,624)
Per share information:
Net loss per share basic and diluted (1)	$(2.48)	$(2.58)	$(2.82)	$(6.44)	$(1.63)
Basic and diluted weighted average shares outstanding	12,914,814	9,070,232	4,457,719	894,575	490,760

(1)

Refer to note 2(l) of our audited financial statements for a description of the method used to calculate net loss per share, basic and diluted, and the basic and diluted weighted average shares outstanding.

	As of December 31,
	2017	2016	2015	2014	2013

BALANCE SHEET DATA:
Cash and cash equivalents	$62,510,277	$30,965,791	$41,513,060	$9,330,681	$154,695
Total assets	69,054,309	36,554,274	43,643,541	11,616,671	1,860,840
Total liabilities	8,104,721	6,966,966	3,937,617	3,145,535	3,057,546
Convertible preferred stock	—	—	—	16,522,811	3,162,373
Total stockholders’ equity (deficit)	60,949,588	29,587,308	39,705,924	(8,051,675)	(4,359,079)

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

Overview

Company Overview

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare (meeting the U.S. Food and Drug Administration’s, or FDA’s, designation of an orphan disease, affecting fewer than 200,000 people in the United States) and near-rare (affecting fewer than one million people in the United States) neurological and psychiatric, or neuropsychiatric, disorders in patients with high unmet medical needs. We are currently evaluating two patent protected product candidates, ZYN002 and ZYN001, in four neuropsychiatric indications. In 2017, we completed three Phase 2 clinical trials for ZYN002 and two of those studies have open-label extensions that are ongoing. In 2018 we plan to initiate additional clinical trials evaluating ZYN002 for the treatment of behavioral symptoms of Fragile X syndrome, or FXS, in pediatric and adolescent patients, Developmental and Epileptic Encephalopathies, or DEE, in pediatric and adolescent patients, and refractory focal seizures in adults with epilepsy. We intend to study ZYN001 in patients with Tourette Syndrome, or TS, and anticipate initiating a Phase 2 clinical trial in late 2018. We believe these product candidates will provide new treatment options for patients. In 2017 we were also developing ZYN002 and ZYN001 for the treatment of certain pain indications. We have decided to discontinue our development programs in the capital-intensive pain spaces.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol, or CBD, and ∆9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS and epilepsy, and THC may have positive effects on treating TS. We believe ZYN002 may potentially offer first‑line therapies to patients suffering from FXS, DEE and focal seizures in adults with epilepsy, and ZYN001 may potentially offer first-line therapies to patients suffering from TS.

ZYN002 is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and is patent protected through 2030. CBD is the primary non‑psychoactive component of Cannabis. In preclinical animal studies, ZYN002’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of ZYN002, which maintains CBD in a neutral pH. ZYN002, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS and DEE in pediatric and adolescent patients and refractory focal seizures in adults with epilepsy. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS.

ZYN001 is a pro‑drug of THC that enables effective transdermal delivery of THC via a patch and is patent protected through 2031. A pro‑drug is a drug administered in an inactive or less active form and designed to enable more effective delivery, which is then converted into an active form through a normal enzymatic process. In addition, we expect that ZYN001 will be classified by the FDA as a new chemical entity, or NCE. We are working with a development partner,

LTS LOHMANN Therapie-Systeme AG, or LTS, to optimize the formulation of ZYN001 into a state of the art drug-adhesive matrix transdermal patch to be used in clinical studies.

In our preclinical animal studies, ZYN001 demonstrated effective skin permeation with sustained delivery and rapid conversion of ZYN001 to THC. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of ZYN001. In addition, preclinical testing has shown no genotoxicity findings and safety pharmacology findings consistent with those seen with THC. ZYN001 is targeting treatment of TS.

Our key development programs and expected timelines for the development of ZYN002 and ZYN001 are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $32.0 million, $23.4 million and $12.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit was $78.0 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenue — Historically, our revenue consisted of state and federal research grants and fees received from research services for third‑party product development. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Research and Development Expenses — Our research and development expenses relating to our product candidates consist of the following:

•	expenses associated with preclinical development and clinical trials;

•	personnel‑related expenses, such as salaries, benefits, travel and other related expenses, including stock‑based compensation;

•	payments to third‑party CROs, contract manufacturing organizations, or CMO’s, contractor laboratories and independent contractors; and

•	depreciation, maintenance and other facility‑related expenses.

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Expenses associated with clinical trials will increase as our clinical trials progress. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. We use third‑party CROs, CMO’s, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each study completed at the end of each reporting period.

We incurred research and development expenses of $22.8 million, $16.8 million and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were net of $3.8 million, $3.4 million, and $0.4 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd., our Australian subsidiary.

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

General and Administrative Expenses — General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock‑based compensation, for personnel serving in our executive, finance, legal, human resource, investor relations and commercial functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal services, including patent‑related expenses, consulting, tax and accounting services, insurance, market research and general corporate expenses. We expect that our general and administrative expenses will increase for the next several years as we increase our headcount with the continued development and potential commercialization of our product candidates.

Interest Income — Interest income primarily consists of interest earned on balances maintained in our money market bank account.

Income Taxes — The 2017 Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Cuts and Jobs Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes are effective beginning in 2018. The 2017 Tax Cuts and Jobs Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. We have recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Cuts and Jobs Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. In regard to the change in the federal tax rate as it relates to our deferred tax assets and liabilities, we have decreased our related deferred tax assets by $8.7 million along with a corresponding offset against the valuation allowance for these deferred tax assets.

As of December 31, 2017, we had $56.8 million of federal operating loss carryforwards and $1.7 million of research tax credit carryforwards available to offset future taxable income. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. At December 31, 2017 and 2016, we concluded that a full valuation allowance is necessary for our deferred tax assets.

The closing of our IPO in August 2015, together with our follow-on equity offerings, private placements and other transactions that have occurred since our inception, may trigger, or may have already triggered, an “ownership change” pursuant to Section 382 of the Internal Revenue Code of 1986. If an ownership change is triggered, it will limit our ability to use some of our net operating loss carryforwards. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations. While our significant accounting policies are more fully discussed in note 2 to our audited consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Stock‑Based Compensation

We account for grants of stock options and restricted stock to employees based on their grant date fair value and recognize compensation expense over each grant’s requisite service period. We estimate the fair value of stock options as of the date of grant using the Black‑Scholes option pricing model, which requires management to apply judgment and make estimates including the volatility of our common stock, the expected term of our stock options, the expected dividend yield and the fair value of our common stock on the date of grant. We estimate the fair value of restricted stock based on the closing price of our common stock on the date of grant.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and December 31, 2016

	Year Ended		Increase
	December 31,		(Decrease)
	2017	2016	$	%
Revenue	$—	$7,250	$(7,250)	(100)%
Operating expenses:
Research and development	22,806,107	16,784,626	6,021,481	36%
General and administrative	10,016,902	6,430,252	3,586,650	56%
Total operating expenses	32,823,009	23,214,878	9,608,131	41%
Loss from operations	(32,823,009)	(23,207,628)	(9,615,381)	41%
Other income (expense)	810,705	(208,422)	1,019,127	(489)%
Income tax (benefit) expense	—	(27,543)	27,543	(100)%
Net loss	$(32,012,304)	$(23,388,507)	$(8,623,797)	37%

Revenue

Revenue in 2016 was related to work performed in connection with grants received prior to 2016. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

Research and Development Expenses

Research and development expenses increased by $6.0 million, or 36%, to $22.8 million for the year ended December 31, 2017 from $16.8 million for the year ended December 31, 2016. The increase was primarily related to increases in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001 and personnel costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 56%, to $10.0 million for the year ended December 31, 2017 from $6.4 million for the year ended December 31, 2016. The increase primarily related to increases in expenses associated with the development of commercialization plans for our product candidates, if approved, intellectual property-related expenses, public company reporting and compliance expenses and personnel costs, including stock-based compensation expense.

Other Income (Expense)

During the years ended December 31, 2017 and 2016, we recognized $0.5 million and $0.1 million, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $54.2 million from our public follow-on offering in the first quarter of 2017. During the years ended December 31, 2017 and 2016, we recognized a foreign currency gain of $0.3 million and a foreign currency loss of $0.2 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities, which are denominated in the local currency, to the subsidiary’s functional currency, which is the U.S. dollar. During the year ended December 31, 2016, we recognized a loss on the disposal of research and development equipment of $0.1 million.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

	Year Ended		Increase
	December 31,		(Decrease)
	2016	2015	$	%
Revenue	$7,250	$278,900	$(271,650)	(97)%
Operating expenses:
Research and development	16,784,626	7,445,669	9,338,957	125%
General and administrative	6,430,252	5,364,390	1,065,862	20%
Total operating expenses	23,214,878	12,810,059	10,404,819	81%
Loss from operations	(23,207,628)	(12,531,159)	(10,676,469)	85%
Other income (expense)	(208,422)	7,352	(215,774)	(2,935)%
Income tax (benefit) expense	(27,543)	27,543	(55,086)	100%
Net loss	$(23,388,507)	$(12,551,350)	$(10,837,157)	86%

Revenue

Revenue in 2016 and 2015 was related to work performed in connection with grants received prior to 2015. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned. Revenue decreased $271,650, or 97%, to $7,250 for the year ended December 31, 2016 from $278,900 for the year ended December 31, 2015. The decrease from 2015 reflected reduced research activities associated with our remaining grants.

Research and Development Expenses

Research and development expenses increased by $9.3 million, or 125%, to $16.8 million for the year ended December 31, 2016 from $7.4 million for the year ended December 31, 2015. The increase was primarily related to an increase in the number and size of our non-clinical studies and clinical trials for ZYN002 and ZYN001. Additionally, personnel costs, including stock-based compensation expense, also increased from the prior-year period. No stock-based compensation expense was recorded prior to our IPO in August 2015 since the vesting of the stock-based awards prior to the IPO was contingent on the closing of the IPO. Stock-based compensation expense was recorded for the full year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 20%, to $6.4 million for the year ended December 31, 2016 from $5.4 million for the year ended December 31, 2015. The increase primarily was due to higher personnel costs, including stock-based compensation expense, related to increased headcount. No stock-based compensation expense was recorded prior to our IPO in August 2015 since the vesting of the stock-based awards prior to the IPO was contingent on the closing of the IPO. Stock-based compensation expense was recorded for the full year ended December 31, 2016.

Other Income (Expense)

During the years ended December 31, 2016 and 2015, we recognized $80,222 and $7,352, respectively, in interest income. During the year ended December 31, 2016, we recognized foreign currency losses totaling $189,497 and a loss on the disposal of research and development equipment of $99,147. There were no losses or gains related foreign currency or equipment disposals in 2015. Foreign currency losses were primarily due to the remeasurement of our Australian subsidiary’s assets and liabilities, which are denominated in the local currency, to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016 and 2017, and our follow-on offering in the first quarter of 2017, which are described below) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled $62.5 million. Our working capital was $60.8 million as of December 31, 2017.

Management believes that cash and cash equivalents as of December 31, 2017 is sufficient to initiate our planned clinical trials for ZYN002 for the treatment of FXS and DEE, our proposed clinical trial for ZYN002 for the treatment of refractory focal seizures in adults with epilepsy and our anticipated clinical trial for ZYN001 for the treatment of TS and fund operations and capital requirements well into 2019. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

During the year ended December 31, 2016, we entered into an Open Market Sales Agreement, or the 2016 Sales Agreement, with Jefferies, pursuant to which we sold and issued 794,906 shares of our common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, we completed a follow-on public offering, selling 3,220,000 shares of our common stock at an offering price of $18.00 per share, resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

In June 2017, we terminated the 2016 Sales Agreement and entered into a new Open Market Sales Agreement, or Sales Agreement, with Jefferies, pursuant to which we may sell, from time to time, up to $50 million of our common stock. During 2017, we sold and issued 296,594 shares of common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting underwriting and commissions and offering expenses were $3.0 million.

Debt

We had no debt outstanding as of December 31, 2017 or 2016.

Future Capital Requirements

During the year ended December 31, 2017, net cash used in operating activities was $25.8 million, and our accumulated deficit as of December 31, 2017 was $78.0 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

Years Ended December 31, 2017 and December 31, 2016 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31,
	2017	2016
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(25,842,451)	$(20,438,166)
Investing activities	(115,356)	(109,628)
Financing activities	57,502,293	10,000,525
Net increase (decrease) in cash and cash equivalents	$31,544,486	$(10,547,269)

Operating Activities

For the year ended December 31, 2017, cash used in operating activities was $25.8 million, compared to $20.4 million for the year ended December 31, 2016. The increase from the comparable 2016 period was primarily the result of increased research and development activities related to the non-clinical studies and clinical trials of ZYN002 and ZYN001, as well as an increase in the number of employees hired to support our research and development and general and administrative activities.

We expect cash used in operating activities to continue to increase in 2018 as compared to 2017 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the years ended December 31, 2017 and 2016, cash used in investing activities primarily consisted of expenditures made for computer equipment and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 primarily consisted of $54.2 million in net proceeds from sales of our common stock under a follow-on public offering, $3.0 million in net proceeds from sales of our common stock under the Sales Agreement with Jefferies, and $0.4 million in proceeds from the exercise of employee stock options. Cash provided by financing activities for the year ended December 31, 2016 was comprised of proceeds from sales of our shares of common stock under our prior Open Market Sales Agreement, net of related offering costs.

Years Ended December 31, 2016 and December 31, 2015 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2016 and December 31, 2015.

	Year ended December 31,
	2016	2015
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(20,438,166)	$(9,786,799)
Investing activities	(109,628)	(216,335)
Financing activities	10,000,525	42,185,513
Increase (decrease) in cash and cash equivalents	$(10,547,269)	$32,182,379

Operating Activities

For the year ended December 31, 2016, cash used in operations was $20.4 million compared to $9.8 million for the year ended December 31, 2015. The increase from the comparable 2015 period was primarily related to an increase in project and research and development costs associated with our preclinical studies and clinical trials that both increased our vendor payments during the year and increased our incentive and tax receivables associated with research and development costs expended in Australia and GST paid to Australian vendors. Additionally, higher public company administrative costs were incurred in 2016 as compared to 2015.

Investing Activities

For the year ended December 31, 2016, cash used in investing activities was $0.1 million which primarily consisted of expenditures made for computer equipment and furniture and fixtures associated with our corporate headquarters. For the year ended December 31, 2015, cash used in investing activities was $0.2 million representing the cost of certain fabrication equipment, computer equipment, and furniture and fixtures associated with the establishment of our corporate headquarters.

Financing Activities

Cash provided by financing activities was $10.0 million for the year ended December 31, 2016 was comprised of proceeds from sales of our shares of common stock under our prior Open Market Sales Agreement, net of related offering costs. Cash provided by financing activities was $42.2 million for the year ended December 31, 2015, primarily representing the net proceeds from our IPO.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	2018	2019 and 2020	2021 and 2022	2023 and Thereafter
Operating lease obligations	$489,372	$200,082	$289,290	-	$-

On February 9, 2018, we entered into a lease amendment for an additional 3,532 square feet of office space which we plan to occupy in the second quarter of 2018. The lease amendment expires on May 31, 2020.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires changes in restricted cash and restricted cash equivalents to be explained in the statement of cash flows by including restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total cash and cash equivalents shown in the statement of cash flows. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of December 31, 2017, we had cash and cash equivalents of $62.5 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Australia, Canada and Europe and to conduct clinical trials for our product candidates in Australia and New Zealand. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk. Accordingly, we do not believe our foreign currency exchange rate risk is significant due to the limited extent of our operations in foreign currencies; however, if we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 8.       Financial Statements and Supplementary Data

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zynerba Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 12, 2018

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$62,510,277	$30,965,791
Incentive and tax receivables	3,983,604	3,613,943
Prepaid expenses and other current assets	1,733,701	1,830,958
Total current assets	68,227,582	36,410,692
Property and equipment, net	164,527	143,382
Other assets	662,200	200
Total assets	$69,054,309	$36,554,274
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,355,255	$1,848,084
Accrued expenses	3,915,491	4,284,907
Deferred grant revenue	171,975	833,975
Total current liabilities	7,442,721	6,966,966
Deferred grant revenue, long-term	662,000	—
Total liabilities	8,104,721	6,966,966
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 13,553,873 shares issued and outstanding at December 31, 2017 and 9,994,825 shares issued and outstanding at December 31, 2016	13,554	9,995
Additional paid-in capital	138,916,900	75,545,875
Accumulated deficit	(77,980,866)	(45,968,562)
Total stockholders' equity	60,949,588	29,587,308
Total liabilities and stockholders' equity	$69,054,309	$36,554,274

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
Revenue	$—	$7,250	$278,900
Operating expenses:
Research and development	22,806,107	16,784,626	7,445,669
General and administrative	10,016,902	6,430,252	5,364,390
Total operating expenses	32,823,009	23,214,878	12,810,059
Loss from operations	(32,823,009)	(23,207,628)	(12,531,159)
Other income (expense):
Interest income	519,554	80,222	7,352
Foreign exchange gain (loss)	291,151	(189,497)	—
Loss on disposal of equipment	—	(99,147)	—
Total other income (expense)	810,705	(208,422)	7,352
Loss before income taxes	(32,012,304)	(23,416,050)	(12,523,807)
Income tax (benefit) expense	—	(27,543)	27,543
Net loss	$(32,012,304)	$(23,388,507)	(12,551,350)

Net loss per share basic and diluted	$(2.48)	$(2.58)	$(2.82)
Basic and diluted weighted average shares outstanding	12,914,814	9,070,232	4,457,719

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2015, 2016 and 2017

	Convertible preferred stock						Total
	Series 1		Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2014	6,964,053	$16,522,811	2,029,747	$2,030	$1,975,000	$(10,028,705)	$(8,051,675)
Conversion of Series 1 convertible preferred stock	(6,964,053)	(16,522,811)	3,704,215	3,704	16,519,107	—	16,522,811
Issuance of common stock, net of issuance costs	—	—	3,450,000	3,450	42,118,554	—	42,122,004
Exercise of stock options	—	—	15,957	16	63,493	—	63,509
Stock-based compensation expense	—	—	—	—	1,600,625	—	1,600,625
Net loss	—	—	—	—	—	(12,551,350)	(12,551,350)
Balance at December 31, 2015	—	—	9,199,919	9,200	62,276,779	(22,580,055)	39,705,924
Issuance of common stock, net of issuance costs	—	—	794,906	795	9,999,730	—	10,000,525
Stock-based compensation expense	—	—	—	—	3,269,366	—	3,269,366
Net loss	—	—	—	—	—	(23,388,507)	(23,388,507)
Balance at December 31, 2016	—	—	9,994,825	$9,995	$75,545,875	$(45,968,562)	$29,587,308
Issuance of common stock, net of issuance costs	—	—	3,516,594	3,517	57,289,524	—	57,293,041
Exercise of stock options	—	—	42,454	42	434,649	—	434,691
Stock-based compensation expense	—	—	—	—	5,646,852	—	5,646,852
Net loss	—	—	—	—	—	(32,012,304)	(32,012,304)
Balance at December 31, 2017	—	$—	13,553,873	$13,554	$138,916,900	$(77,980,866)	$60,949,588

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(32,012,304)	$(23,388,507)	$(12,551,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,211	75,301	26,027
Stock-based compensation	5,646,852	3,269,366	1,600,625
Loss on disposal of equipment	—	99,147	—
Changes in operating assets and liabilities:
Incentive and tax receivables	(369,661)	(3,257,225)	(356,718)
Prepaid expenses and other assets	(324,304)	(285,041)	(359,968)
Deferred grant revenue	—	(7,250)	(278,900)
Accounts payable	1,492,171	1,044,127	536,354
Accrued expenses	(369,416)	2,011,916	1,597,131
Net cash used in operating activities	(25,842,451)	(20,438,166)	(9,786,799)
Cash flows from investing activities:
Purchases of property and equipment	(115,356)	(109,628)	(216,335)
Net cash used in investing activities	(115,356)	(109,628)	(216,335)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	57,293,041	10,000,525	42,122,004
Payment of financing costs	(225,439)	—	—
Proceeds from the exercise of stock options	434,691	—	63,509
Net cash provided by financing activities	57,502,293	10,000,525	42,185,513
Net increase (decrease) in cash and cash equivalents	31,544,486	(10,547,269)	32,182,379
Cash and cash equivalents at beginning of period	30,965,791	41,513,060	9,330,681
Cash and cash equivalents at end of period	$62,510,277	$30,965,791	$41,513,060

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable	$15,000	$—	$—
Changes in property and equipment acquired but not paid	—	(19,444)	17,696

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Company”, “we”), is a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. The Company was incorporated on January 31, 2007 under the laws of the State of Delaware as AllTranz, Inc. and changed its name to Zynerba Pharmaceuticals, Inc. in August 2014.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $78.0 million as of December 31, 2017. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities and convertible promissory notes.

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

During the year ended December 31, 2016, the Company entered into an Open Market Sales Agreement (the “2016 Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company sold and issued 794,906 shares of common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, the Company completed a follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

On June 9, 2017, the Company terminated the 2016 Sales Agreement and entered into a new Open Market Sales Agreement (the “Sales Agreement”) with Jefferies pursuant to which the Company may sell, from time to time, up to $50 million of its common stock. During 2017, the Company sold and issued 296,594 shares of common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting underwriting and commissions and offering expenses were $3.0 million.

Management believes that the cash and cash equivalents as of December 31, 2017 is sufficient to fund operations and capital requirements well into 2019. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(2)    Summary of Significant Accounting Policies

a.	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-K and Article 10 of Regulation S-X.

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

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2017 and 2016, the Company invested a portion of its cash balances in money market funds that seek to maintain a stable net asset value. These investments have been included as cash equivalents on the consolidated balance sheets.

e.  Incentive and Tax Receivable

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. The Company’s estimate of the amount of cash refund it expects to receive as part of this incentive program for 2017 eligible spending through December 31, 2017 was $3.8 million and was recorded as a current asset. During the year ended December 31, 2017, the Company received $3.6 million in research and development tax incentive refunds related to qualified Australian expenses incurred during the year ended December 31, 2016. During the year ended December 31, 2016, the Company received $0.4 million from the Australian Taxation Office related to 2015 eligible spending under this incentive program.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2017, the incentive and tax receivables included $0.2 million for refundable GST on expenses incurred with Australian vendors during the three months ended December 31, 2017.

.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

f.  Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight‑line basis over their estimated useful lives. The Company estimates a life of three years for computer equipment and five years for furniture and fixtures and lab equipment, unless circumstances dictate otherwise. Leasehold improvements are amortized over the estimated useful life of the assets or the remaining lease term at the time the asset is placed into service, whichever is shorter. Repairs and maintenance costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expenses. During the year ended December 31, 2016, the Company recognized a loss on the disposal of equipment of $99,147, which is reflected in “Loss on disposal of equipment” on the accompanying consolidated statements of operations.

g.  Impairment of Long‑Lived Assets

The Company assesses the recoverability of its long‑lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate an impairment may have occurred. If indicators of an impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2017, 2016 and 2015, the Company determined that there was no impairment of its long‑lived assets.

h.  Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMO’s”), consultants and employee related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors.

i.  Stock‑Based Compensation

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the award. Stock‑based awards issued to non‑employees, if any, are revalued until the award vests.

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

The expected term of stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option.

j.  Revenue Recognition

Revenue related to research grants and research services for third party product development are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Grant revenue received is deferred until the related expenditures are incurred. Revenue in 2016 and 2015 was entirely related to work performed in connection with grants received prior to 2015.

k.  Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, the Company has concluded that a full valuation allowance is necessary for their net deferred tax assets. The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2017 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

l.  Net Loss Per Share

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

The following potentially dilutive securities outstanding as of December 31, 2017, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti‑dilutive:

	December 31,
	2017	2016	2015
Stock options	2,386,538	1,808,493	1,637,399
Unvested restricted stock	108,730	253,702	398,671
	2,495,268	2,062,195	2,036,070

m.  Foreign Currency

The Company has determined the functional currency of its Australian subsidiary to be the U.S. dollar. The Company translates assets and liabilities of its foreign operations at exchange rates in effect at the balance sheet date. The Company records remeasurement gains and losses on monetary assets and liabilities, such as incentive and tax receivables and accounts payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the consolidated statement of operations as they occur.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis:

		Fair Value Measurement
	Carrying amount	as of December 31, 2017
	as of December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$61,133,457	$61,133,457	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,171	20,171	—	—
	$61,153,628	$61,153,628	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2016
	as of December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$30,485,212	$30,485,212	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,000	20,000	—	—
	$30,505,212	$30,505,212	$—	$—

(4)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Prepaid development expenses	$907,028	$1,473,402
Prepaid insurance	355,838	321,463
Deferred financing costs	240,439	—
Other current assets	230,396	36,093
Total prepaid expenses and other current assets	$1,733,701	$1,830,958

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2017	2016
Equipment	2-5	$85,417	$85,417
Computer equipment	3-5	30,319	27,111
Furniture and fixtures	3-5	199,016	99,731
Leasehold improvements	various	12,863	—
Total cost		327,615	212,259
Less accumulated depreciation		(163,088)	(68,877)
Property and equipment, net		$164,527	$143,382

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

Depreciation expense was $94,211, $75,301 and $26,027 for the years ended December 31, 2017, 2016 and 2015 respectively.

(6)  Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Accrued compensation	$1,503,615	$1,349,108
Accrued research and development	2,059,536	2,628,681
Other	352,340	307,118
Total accrued expenses	$3,915,491	$4,284,907

(7)  Stockholders’ Equity (Deficit)

Preferred Stock

The Company’s board of directors are authorized to issue up to 10.0 million shares of preferred stock, with any rights, preferences and privileges as it may designate. As of December 31, 2017, no shares of preferred stock were issued.

Common Stock Transactions

In August 2015, the Company completed its IPO, selling 3,450,000 shares at an offering price of $14.00 per share, resulting in gross proceeds of $48.3 million. Net proceeds received after underwriting fees and offering expenses were approximately $42.1 million.

During the year ended December 31, 2016, the Company entered into the 2016 Sales Agreement with Jefferies pursuant to which the Company sold and issued 794,906 shares of common stock in the open market at a weighted average selling price of $13.39 per share, for gross proceeds of $10.6 million. Net proceeds received after deducting commissions and offering expenses were $10.0 million.

In the first quarter of 2017, the Company completed an additional follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

On June 9, 2017, the Company terminated the 2016 Sales Agreement and entered into the Sales Agreement with Jefferies pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. During 2017, the Company sold and issued 296,594 shares of common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting commissions and offering expenses were $3.0 million.

Series 1 Convertible Preferred Stock

During 2014, the Company issued an aggregate of 6,244,051 shares of Series 1 convertible preferred stock for net proceeds of $12,925,034. All Series 1 preferred shares were converted into 3,704,215 shares of common stock in connection with the Company’s August 2015 IPO.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(8)  Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. Beginning on January 1, 2017, the 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2018, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1,355,387 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 4,804,869 shares. As of December 31, 2017, 574,651 shares were available for issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non‑employee directors. After the Company’s IPO, stock options granted to employees vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s next annual stockholders’ meeting that occurs after the grant date. Effective April 1, 2017, the Company revised its non-employee director compensation policy to enable directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the date of grant.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded $5,646,852, $3,269,366 and $1,600,625, respectively, in stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants			Restricted stock awards
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Research and development	$2,127,386	$1,137,639	$403,395	$157,480	$143,469	$142,506
General and administrative	3,279,626	1,891,887	860,281	82,360	96,371	194,443
	$5,407,012	$3,029,526	$1,263,676	$239,840	$239,840	$336,949

The following table summarizes the Company’s stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding, December 31, 2015	1,637,399	$10.49
Granted under the 2014 Plan	135,000	$8.99
Granted as an inducement grant (1)	150,000	$10.23
Forfeited	(113,906)	$12.67
Outstanding as of December 31, 2016	1,808,493	$10.22
Granted	639,599	$19.01
Exercised	(42,454)	$10.24
Forfeited	(19,100)	$15.48
Outstanding as of December 31, 2017	2,386,538	$12.53	7.94	$5,495,139
Exercisable as of December 31, 2017	1,173,507	$9.64	7.44	$4,337,541
Vested and expected to vest as of December 31, 2017	2,386,538	$12.53

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(1)	Stock options were granted as an inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and are outside of the 2014 Plan.

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $12.95, $6.48 and $9.13, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	2.11%	1.54%	1.83%
Expected term of options (in years)	6.12	6.01	6.19
Expected stock price volatility	77.00%	77.00%	76.93%
Expected dividend yield	0%	0%	0%

Due to the stage of the Company and its IPO in August 2015, the Company currently computes volatility using a basket of peer companies rather than its own historical experience.

As of December 31, 2017, there was $9.9 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.47 years.

The following table summarizes the restricted stock award activity under the 2014 Plan:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2015	398,671	$1.65
Vested	(144,969)	$1.65
Unvested as of December 31, 2016	253,702	$1.65
Vested	(144,972)	$1.65
Unvested as of December 31, 2017	108,730	$1.65

As of December 31, 2017, there was $0.1 million of unrecognized stock-based compensation expense related to unvested restricted stock awards as of December 31, 2017, which is expected to be recognized over a weighted-average period of 0.59 years, and the Company expects all 108,730 unvested restricted stock awards to vest.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(9)  Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2017	2016	2015
United States	$(27,051,148)	$(18,803,227)	$(12,145,964)
Foreign	(4,961,156)	(4,612,823)	(377,843)
Total	$(32,012,304)	$(23,416,050)	$(12,523,807)

The Company had $56.8 million and $36.5 million of federal net operating loss carryforwards and $1.7 million and $1.3 million of research tax credit carryforwards as of December 31, 2017 and 2016, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. The Company has $57.1 million and $34.4 million of state net operating loss carryforwards as of December 31, 2017 and 2016, respectively. The state net operating loss carryforwards begin to expire in 2028 and 2027, respectively. As of December 31, 2017, the Company had $0.4 million of Australia net operating loss carryforwards, which have an indefinite life.

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

The components of the net deferred income tax asset as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry-forwards	$16,130,487	$14,877,358
Research and development credit carry-forwards	1,739,824	1,337,748
Stock-based compensation	2,675,304	1,576,280
Other	259,241	43,004
Gross deferred tax assets	20,804,856	17,834,390
Deferred tax liabilities:
Accumulated depreciation	(29,060)	(21,632)
Gross deferred tax liabilities	(29,060)	(21,632)
Less valuation allowance	(20,775,796)	(17,812,758)
Net deferred tax asset	$—	$—

The 2017 Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Cuts and Jobs Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes are effective beginning in 2018. The 2017 Tax Cuts and Jobs Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Cuts and Jobs Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. In regard to the change in the federal tax rate as it relates to the Company’s deferred tax assets and liabilities, the Company decreased deferred tax assets by $8.7 million along with a corresponding offset against the valuation allowance for these deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017 and 2016, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $3.0 million and $9.5 million during the years ended December 31, 2017 and 2016, respectively, due primarily to the generation of net operating loss carryforwards during those years.

The Company does not have unrecognized tax benefits as of December 31, 2017 and 2016, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2017	2016	2015
Federal income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	6.5%	7.8%	2.9%
Foreign tax rate differential	—%	(0.2)%	(0.1)%
Nondeductible research and development expenses	(5.1)%	(4.7)%	(1.1)%
Other permanent differences	(0.1)%	—%	(0.1)%
Research and development credit benefit	1.3%	3.9%	2.0%
Rate change from 2017 Tax Cuts and Jobs Act	(27.3)%	—%	—%
Change in valuation allowance	(9.3)%	(40.7)%	(37.8)%
Effective income tax rate	—%	0.1%	(0.2)%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s 2012 to 2017 tax years remain open and subject to examination.

(10)  Commitments and Contingencies

a.	Federal Grants

There was no grant revenue received during the years ended December 31, 2017, 2016 and 2015. Previous grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

As of December 31, 2017 and 2016, there was $0.2 million and $0.8 million, respectively, included in deferred grant revenue and prepaid expenses and other current assets, and, as of December 31, 2017, there was $0.7 million included in deferred grant revenue, long-term and other assets for prepaid research and development contracts related to the federal grant “ARRA — Transdermal Cannabinoid Prodrug Treatment for Cannabis Withdrawal and Dependence.”

b.	Employee Retirement Plan

The Company has established a retirement plan authorized by section 401(k) of the Internal Revenue Code. In accordance with the plan, all full-time employees age 21 or older are eligible to participate in the plan. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. The Company has the option to make discretionary matching contributions and profit sharing contributions. The Company made no contributions during 2017, 2016 or 2015.

c.	Leases

The Company has entered into lease agreements for office space in Pennsylvania and Kentucky. In February 2015, the Company entered into the current lease for its Pennsylvania headquarters, which commenced in June 2015. In December 2016, the Company entered into a lease amendment that provided for the expansion of its Pennsylvania headquarters, which commenced in February 2017. The lease, as amended, expires in 2020 and provides for minimum lease commitments of $200,082, $203,755 and $85,535 for the years ended December 31, 2018, 2019 and 2020, respectively.

Total lease expense during the years ended December 31, 2017, 2016 and 2015 was $189,775, $101,609 and $77,192, respectively.

On February 9, 2018, we entered into an additional lease amendment for 3,532 square feet of office space which we plan to occupy in the second quarter of 2018. The lease amendment expires on May 31, 2020.

d.	Employment Agreements

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

e.	Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes there are no matters pending or threatened that will have a material impact to the Company’s financial position or results of operations.

(11)  Related Party Transactions

Pursuant to a termination agreement with an investor, the Company paid the investor $500,000 prior to the closing of the Company’s August 2015 IPO, and thereby terminated certain existing agreements with the investor.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(12)  Quarterly Financial Data (unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,491,455	5,732,797	5,753,764	5,828,091
General and administrative	2,211,793	2,632,857	2,795,839	2,376,413
Total operating expenses	7,703,248	8,365,654	8,549,603	8,204,504
Loss from operations	(7,703,248)	(8,365,654)	(8,549,603)	(8,204,504)
Other income (expense):
Interest income (expense), net	76,885	124,535	161,930	156,204
Foreign exchange gain (loss)	367,342	(82,360)	76,468	(70,299)
Total other income (expense)	444,227	42,175	238,398	85,905
Net loss	$(7,259,021)	$(8,323,479)	$(8,311,205)	$(8,118,599)

Net loss per share basic and diluted	$(0.60)	$(0.64)	$(0.63)	$(0.60)
Basic and diluted weighted average shares outstanding	12,067,453	13,052,294	13,098,914	13,423,669

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$7,250	$—	$—	$—
Operating expenses:
Research and development	2,568,989	4,807,177	4,504,097	4,904,363
General and administrative	1,680,130	1,476,357	1,493,461	1,780,304
Total operating expenses	4,249,119	6,283,534	5,997,558	6,684,667
Loss from operations	(4,241,869)	(6,283,534)	(5,997,558)	(6,684,667)
Other income (expense):
Interest income (expense), net	12,377	18,118	22,747	26,980
Foreign exchange loss	(23,148)	(20,250)	(6,270)	(139,829)
Loss on disposal of equipment	—	—	—	(99,147)
Total other income (expense)	(10,771)	(2,132)	16,477	(211,996)
Loss before income taxes	(4,252,640)	(6,285,666)	(5,981,081)	(6,896,663)
Income tax expense (benefit)	28,734	(56,277)	—	—
Net loss	$(4,281,374)	$(6,229,389)	$(5,981,081)	$(6,896,663)

Net loss per share basic and diluted	$(0.49)	$(0.70)	$(0.67)	$(0.71)
Basic and diluted weighted average shares outstanding	8,823,951	8,860,592	8,912,508	9,678,924

The sum of the quarterly per share amounts may not equal per share amounts reported for the year due to rounding.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2018 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	2,236,538		12.69	574,651
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	2,386,538		12.53	574,651

(1)	Reflects option grants that were “inducement grants” as defined in NASDAQ Listing Rule 5635(c)(4).
(2)

Our board of directors has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plan.

Please see note (8) to our audited financial statements for a description of our Amended and Restated 2014 Omnibus Incentive Compensation Plan.

The other information required by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions,” “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Our Board” in our 2018 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2018 Proxy Statement.

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

The following exhibits are filed with this report or incorporated by reference:

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

10.5+

Employment Agreement, dated August 11, 2016, by and between the registrant and James E. Fickenscher. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37526) filed on November 14, 2016.

10.6+

Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger. Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-3756) filed on March 27, 2017.

10.7

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

10.11(A)+

Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(A) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.11(B)+

Form of Amendment to Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(B) to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.11(C)+

Form of Incentive Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(C) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.11(D)+

Form of Nonqualified Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(D) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.11(E)+

Form of Restricted Stock Grant Agreement under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(E) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.12+

Form of Award Agreement for Inducement Awards. Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-3756) filed on March 27, 2017.

10.13+

Zynerba Pharmaceuticals, Inc. Non-Employee Director Compensation Policy. Incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-3756) filed on March 27, 2017.

10.14+

Form of Indemnification Agreement for directors and officers. Incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.15

Grant no. 5RC2DA028984-02, revised award letter dated May 9, 2012, from the National Institutes of Health to the registrant. Incorporated herein by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.16

Lease Agreement dated February 12, 2015 by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.17

Lease Amendment dated December 1, 2016, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-3756) filed on March 27, 2017.

10.18

Open Market Sale Agreement, dated June 9, 2017, by and between Jefferies LLC and the registrant. Incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3 (File No. 333-218638) filed on June 9, 2017.

10.19	Lease amendment dated February 9, 2018, by and between Provco Devon, L.L.C. and the registrant (filed herewith)
21.1	List of subsidiaries of the registrant (filed herewith).
23.1	Consent of independent registered public accounting firm (filed herewith).
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code (furnished herewith).
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code (furnished herewith).
101 INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101 LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2018

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Anido Armando Anido	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2018

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 12, 2018

/s/ William J. Federici William J. Federici	Director	March 12, 2018

/s/ Thomas L. Harrison, LH.D Thomas L. Harrison, LH.D	Director	March 12, 2018

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 12, 2018

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 12, 2018