Form 10-Q
period 2018-09-30
Zynerba Pharmaceuticals, Inc.
filed 2018-11-08
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 17,626,873 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$66,177,376	$62,510,277
Incentive and tax receivables	3,095,195	3,983,604
Prepaid expenses and other current assets	3,413,029	1,733,701
Total current assets	72,685,600	68,227,582
Property and equipment, net	248,741	164,527
Other assets	—	662,200
Total assets	$72,934,341	$69,054,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,553,350	$3,355,255
Accrued expenses	5,415,742	3,915,491
Deferred grant revenue	171,975	171,975
Total current liabilities	9,141,067	7,442,721
Deferred grant revenue, long-term	—	662,000
Total liabilities	9,141,067	8,104,721
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,623,873 shares issued and outstanding at September 30, 2018 and 13,553,873 shares issued and outstanding at December 31, 2017	17,623	13,554
Additional paid-in capital	173,877,449	138,916,900
Accumulated deficit	(110,101,798)	(77,980,866)
Total stockholders' equity	63,793,274	60,949,588
Total liabilities and stockholders' equity	$72,934,341	$69,054,309

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$4,859,902	$5,753,764	$22,368,881	$16,978,016
General and administrative	3,125,780	2,795,839	9,982,743	7,640,489
Total operating expenses	7,985,682	8,549,603	32,351,624	24,618,505
Loss from operations	(7,985,682)	(8,549,603)	(32,351,624)	(24,618,505)
Other income (expense):
Interest income	278,214	161,930	639,702	363,350
Foreign exchange (loss) gain	(99,897)	76,468	(409,010)	361,450
Total other income (expense)	178,317	238,398	230,692	724,800
Net loss	$(7,807,365)	$(8,311,205)	$(32,120,932)	$(23,893,705)

Net loss per share basic and diluted	$(0.47)	$(0.63)	$(2.21)	$(1.87)
Basic and diluted weighted average shares outstanding	16,587,353	13,098,914	14,531,272	12,743,332

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2017	13,553,873	$13,554	$138,916,900	$(77,980,866)	$60,949,588
Issuance of common stock, net of issuance costs	4,062,500	4,062	29,933,443	—	29,937,505
Issuance of restricted stock	7,500	7	(7)	—	—
Stock-based compensation expense	—	—	5,027,113	—	5,027,113
Net loss	—	—	—	(32,120,932)	(32,120,932)
Balance at September 30, 2018	17,623,873	$17,623	$173,877,449	$(110,101,798)	$63,793,274

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,120,932)	$(23,893,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,195	68,368
Stock-based compensation	5,027,113	4,266,716
Changes in operating assets and liabilities:
Incentive and tax receivables	888,409	(4,013)
Prepaid expenses and other assets	(1,017,128)	(914,554)
Deferred grant revenue	(662,000)	—
Accounts payable	121,583	1,154,109
Accrued expenses	1,500,251	194,385
Net cash used in operating activities	(26,189,509)	(19,128,694)
Cash flows from investing activities:
Purchases of property and equipment	(157,409)	(91,070)
Net cash used in investing activities	(157,409)	(91,070)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	30,014,017	54,245,579
Payment of financing costs	—	(175,011)
Proceeds from the exercise of stock options	—	434,691
Net cash provided by financing activities	30,014,017	54,505,259
Net increase in cash and cash equivalents	3,667,099	35,285,495
Cash and cash equivalents at beginning of period	62,510,277	30,965,791
Cash and cash equivalents at end of period	$66,177,376	$66,251,286

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$76,512	$89,621
Changes in property and equipment acquired but not paid	$—	$24,286

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $110.1 million as of September 30, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In June 2017, the Company entered into the Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, (“Jefferies”) pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. During 2017, the Company sold and issued 296,594 shares of its common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting commissions and offering expenses were $3.0 million. No shares were sold under the Sales Agreement during the nine months ended September 30, 2018.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements into the first half of 2020. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2018 its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2017 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of September 30, 2018, the Company’s estimate of the amount of cash refund it expects to receive in 2019 for 2018 eligible spending as part of this incentive program was $2.7 million and was recorded as a current asset. During the three months ended September 30, 2018, the Company received $3.6 million in research and development tax incentive refunds related to qualified Australian expenses incurred during the year ended December 31, 2017.

.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of September 30, 2018, incentive and tax receivables included $0.4 million for refundable GST on expenses incurred with Australian vendors during the three months ended September 30, 2018.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	September 30,
	2018	2017
Stock options	3,158,531	2,369,296
Unvested restricted stock	7,500	144,972
	3,166,031	2,514,268

f. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value Measurement
	Carrying amount	as of September 30, 2018
	as of September 30, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$62,316,686	$62,316,686	$—	$—
	$62,316,686	$62,316,686	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2017
	as of December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$61,133,457	$61,133,457	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,171	20,171	—	—
	$61,153,628	$61,153,628	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Prepaid development expenses	$2,376,965	$907,028
Prepaid insurance	535,722	355,838
Deferred financing costs	195,754	240,439
Other current assets	304,588	230,396
Total prepaid expenses and other current assets	$3,413,029	$1,733,701

(5) Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	Estimated
	useful life	September 30,	December 31,
	(in years)	2018	2017
Equipment	2-5	$85,417	$85,417
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	300,407	199,016
Leasehold improvements	various	68,881	12,863
Total cost		485,024	327,615
Less accumulated depreciation		(236,283)	(163,088)
Property and equipment, net		$248,741	$164,527

Depreciation expense was $25,043 and $24,773 for the three months ended September 30, 2018 and 2017, respectively, and $73,195 and $68,368 for the nine months ended September 30, 2018 and 2017, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Accrued compensation	$1,786,098	$1,503,615
Accrued research and development	2,490,658	2,059,536
Grants payable	661,952	—
Other	477,034	352,340
Total accrued expenses	$5,415,742	$3,915,491

As of December 31, 2017, there was $0.7 million included in deferred grant revenue, long-term and other assets for prepaid research and development contracts related to a federal grant. During the three months ended September 30, 2018, the Company discontinued the research and development program associated with the grant and received a refund for certain prepaid research and development costs. The Company will be required to return grant monies to the grantor. As of September 30, 2018, the Company reclassified the $0.7 million deferred grant revenue to accrued expense to reflect this future payment to the grantor.

(7) Common Stock

In June 2017, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. As of September 30, 2018, cumulative shares sold in the open market under the Sales Agreement were 296,594 shares, resulting in gross proceeds of $3.2 million. Net proceeds after deducting commissions and offering expenses were $3.0 million. No shares were sold under the Sales Agreement during the nine months ended September 30, 2018.

In  July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2018, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1,355,387 shares, increasing the number of shares of common stock reserved for issuance under the 2014 Plan to 4,804,869 shares. As of September 30, 2018, 1,150,545 shares are available for issuance under the 2014 Plan.

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

The Company granted 83,280 performance-based stock options to certain employees in January 2018. These

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. Vesting of these performance options is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. For the nine months ended September 30, 2018,  none of the performance-based metrics were deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. The aggregate estimated grant date fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $663,484.

For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2018	2017	2018	2017	2018	2017
Research and development	$2,096,710	$1,604,346	$171,073	$118,110	$2,267,783	$1,722,456
General and administrative	2,712,517	2,482,490	46,813	61,770	2,759,330	2,544,260
	$4,809,227	$4,086,836	$217,886	$179,880	$5,027,113	$4,266,716

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2017	2,386,538	$12.53
Granted	837,930	$11.50
Expired	(65,937)	$13.76
Outstanding as of September 30, 2018	3,158,531	$12.23	7.76	$2,290,510
Exercisable as of September 30, 2018	1,709,384	$11.12	6.95	$2,287,810
Vested and expected to vest as of September 30, 2018	3,114,781	$12.22

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $7.94 and $13.08, respectively. During the nine months ended September 30, 2018, stock option grants included 6,030 stock options that were granted to certain members of the Company’s board of directors, at their election, in lieu of quarterly cash payments.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2018	2017
Weighted-average risk-free interest rate	2.51%	2.11%
Expected term of options (in years)	6.13	6.13
Expected stock price volatility	78.00%	77.00%
Expected dividend yield	0%	0%

As of September 30, 2018,  excluding performance-based stock options that have not been deemed probable, there was $11.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.44 years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restricted stock award activity under the 2014 Plan for the nine months ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2017	108,730	$1.65
Granted	7,500	12.99
Vested	(108,730)	1.65
Unvested as of September 30, 2018	7,500	$12.99

As of September 30, 2018, there was $25,792 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.25 years. The Company expects all 7,500 unvested restricted stock awards to vest.

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

ZYN002

ZYN002 is the first and only pharmaceutically-produced CBD formulated as a permeation-enhanced gel for transdermal delivery, and is patent protected through 2030. CBD is the primary non-psychoactive component of Cannabis. In preclinical animal studies, ZYN002’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first-pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC in an acidic environment such as the stomach. We believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of ZYN002, which maintains CBD in a neutral pH. ZYN002, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS, DEE in pediatric and adolescent patients, and refractory focal seizures in adults with epilepsy. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS. In our Phase 1 program, ZYN002 was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of June 2018, the ZYN002 safety database across all clinical studies conducted by us includes data from 570 volunteers and patients. Across these clinical studies, ZYN002 has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of ZYN002 in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Approximately 50 patients with confirmed DEE will be enrolled in the clinical trial, up to half of whom may have either Dravet or Lennox-Gastaut syndrome. Enrolled patients will receive weight-based initial doses of 125 mg BID (250 mg daily) or 250 mg BID (500 mg daily) of ZYN002 CBD gel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in 2019.

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

ZYN002 Clinical Development Timelines

Our key development programs and expected timelines for the development of ZYN002 are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $32.1 million and $23.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, our accumulated deficit was $110.1 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

For the nine months ended September 30, 2018 and 2017, we recognized research and development expenses of $22.4 million and $17.0 million, respectively, which were net of $2.8 million and $3.3 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd, our Australian subsidiary.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2017 Annual Report under Part I, Item 7, “Critical Accounting Policies and Use of Estimates”. During the nine months ended September 30, 2018, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2017 Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expenses decreased by $0.9 million, or 16%, to $4.9 million for the three months ended

September 30, 2018 from $5.8 million for the three months ended September 30, 2017.  The decrease was primarily related to manufacturing costs, predominantly due to the discontinuation of the ZYN001 program, and a decrease in non-clinical trial costs related to our ZYN002 program; these decreases were partially offset by increased personnel costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 12%, to $3.1 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017.  The increase was primarily related to increases in expenses associated with personnel costs and an increase in pre-commercialization expense for our product candidates.

Other Income (Expense)

During the three months ended September 30, 2018 and 2017, we recognized $0.3 million and $0.2 million, respectively, in interest income. The increase in interest income was primarily related to a higher average interest rate earned on our investments. During the three months ended September 30, 2018 and 2017,  we recognized a foreign currency loss of $0.1 million and a foreign currency gain of $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Nine Months Ended Months Ended September 30, 2018 and 2017

Research and Development Expenses

Research and development expenses increased by $5.4 million, or 32%, to $22.4 million for the nine months ended September 30, 2018 from $17.0 million for the nine months ended September 30, 2017.  The increase was primarily related to increased manufacturing and clinical trial costs related to our product candidates; and increased personnel costs, including stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 31%, to $10.0 million for the nine months ended September 30, 2018 from $7.6 million for the nine months ended September 30, 2017.  The increase was primarily related to increases in expenses associated with personnel costs, including stock-based compensation expense, and an increase in pre-commercialization expense for our product candidates.

Other Income (Expense)

During the nine months ended September 30, 2018 and 2017, we recognized $0.6 million and $0.4 million, respectively, in interest income. The increase in interest income was primarily related to a higher average interest rate earned on our investments. During the nine months ended September 30, 2018 and 2017,  we recognized a foreign currency loss of $0.4 million and a foreign currency gain of $0.4 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016 and 2017, and our follow-on public offerings in the first quarter of 2017 and the third quarter of 2018; the 2017 and 2018 transactions are described below under Equity Financings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2018, our principal source of liquidity was our cash and cash equivalents of $66.2 million. Our working capital was $63.5 million as of September 30, 2018.

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements into the first half of 2020. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Equity Financings

In the first quarter of 2017, we completed a follow-on public offering, selling 3,220,000 shares of our common stock at an offering price of $18.00 per share, resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

 In June 2017, we entered into an Open Market Sales Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may sell, from time to time, up to $50 million of our common stock. During 2017, we sold and issued 296,594 shares of our common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting commissions and offering expenses were $3.0 million. No shares were sold under the Sales Agreement during the nine months ended September 30, 2018.

In  July 2018, we completed a follow-on public offering, selling 4,062,500 shares of our common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Debt

We had no debt outstanding as of September 30, 2018 or December 31, 2017.

Future Capital Requirements

During the nine months ended September 30, 2018, net cash used in operating activities was $26.2 million, and our accumulated deficit as of September 30, 2018 was $110.1 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(26,189,509)	$(19,128,694)
Investing activities	(157,409)	(91,070)
Financing activities	30,014,017	54,505,259
Net increase in cash and cash equivalents	$3,667,099	$35,285,495

Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities was $26.2 million compared to $19.1 million for the nine months ended September 30, 2017. The increase from the comparable 2017 period was primarily the result of increased research and development activities related to the clinical trials of our product candidates, and an increase in personnel costs.

We expect cash used in operating activities to continue to increase throughout the remainder 2018 as compared to 2017 due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the nine months ended September 30, 2018 and 2017 cash used in investing activities represented the cost of computer equipment, furniture and fixtures and leasehold improvements associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 primarily consisted of $29.9 million in net proceeds from sales of our shares of common stock under a follow-on public offering. Cash provided by financing activities for the nine months ended September 30, 2017 consisted of $54.2 million in proceeds from sales of our shares of common stock under a follow-on public offering and $0.4 million in proceeds from the exercise of employee stock options.

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

Recent Accounting Pronouncements

For descriptions of recently issued accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of our Notes to Unaudited Consolidated Financial Statements included above in Part I of this report.

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

Subject to certain conditions set forth in the JOBS Act, as an "emerging growth company," we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.  These exemptions will apply until December 31, 2020 or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivative instruments or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of September 30, 2018, we had cash and cash equivalents of $66.2 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: November 8, 2018	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: November 8, 2018	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)