Form 10-K
period 2018-12-31
Zynerba Pharmaceuticals, Inc.
filed 2019-03-11
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File requirement to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, was approximately $111.4 million, based upon the closing price on the NASDAQ Global Market reported for June 29, 2018. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an  “affiliate”  of the Registrant.)

There were 21,069,996 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 7, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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
•

the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trial;

•	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
•

legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
•	our plans and ability to develop and commercialize our product candidates;
•	the successful development of our commercialization capabilities, including medical affairs and sales and marketing capabilities, whether alone or with potential future collaborators;
•	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
•	the coverage and reimbursement status for our product candidates from third-party payors;
•	the success of competing therapies and products that are or become available;
•	our ability to limit our exposure under product liability lawsuits;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	recently enacted and future legislation regarding the healthcare system, including changes to the Patient Protection and Affordable Care Act;
•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
•	delays, interruptions or failures in the manufacture and supply of our product candidates;
•

the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMO’s, contractor laboratories and independent contractors; and

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

Company Overview

Zynerba Pharmaceuticals is the leader in pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders. We are committed to improving the lives of patients and their families living with severe, chronic health conditions including Fragile X syndrome, or FXS, Autism Spectrum Disorder, or ASD, 22q11.2 Deletion Syndrome, or 22q, and a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies, or DEE.

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE and ASD. Prior to February 2019, Zygel was referred to as ZYN002. In 2017, we completed three Phase 2 clinical trials for Zygel and two of those trials have open-label extensions that are ongoing. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE, and in July 2018, we initiated what we believe will be a pivotal Phase 2/3 clinical trial evaluating Zygel in children and adolescent patients with FXS. In December 2018, we announced that we will postpone the initiation of a second Phase 2 clinical trial evaluating Zygel in adult refractory epilepsy and that we also intend to evaluate Zygel in ASD and 22q. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and ∆9-tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. An additional patent, directed to methods of treating FXS with synthetic or purified CBD, will expire in 2038. CBD is the primary non‑euphoric component of Cannabis. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS,  ASD and 22q and reductions in seizures in patients with DEE. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS. In our Phase 1 program, Zygel was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of June 2018, the Zygel safety database across all clinical studies conducted by us includes data from 570 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Enrollment in this study was complete in December 2018 and 48 patients with confirmed DEE are being dosed in the clinical trial, 27% of whom have either Dravet or Lennox-Gastaut syndrome. Enrolled patients will receive weight-based initial doses of 250 mg daily or 500 mg daily and during the maintenance phase patients may receive up to 1000 mg daily of Zygel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in the third quarter of 2019.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. Approximately 200 male and female patients with FXS will be enrolled at approximately 20 clinical sites in the United States, Australia, and New Zealand. The study is being conducted in the United States under an Investigational New Drug, or IND, application opened with the FDA. Patients will be randomized 1:1 to either trial drug or placebo. Randomization will be stratified by gender, weight, and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the Aberrant Behavior Checklist-Community FXS Specific, ABC-CFXS Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score, the ABC-CFXS Socially Unresponsive/Lethargic subscale score, and improvement in Clinical Global Impression - Improvement (CGI-I) at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected. If we obtain positive results from this trial, we plan to request a meeting with the FDA to determine the acceptability of these data as the basis for a new drug application, or NDA filing. We expect to report top line results from the CONNECT-FX trial in the second half of 2019.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial. The study will assess the safety, tolerability and efficacy of Zygel for the treatment of child and adolescent patients with ASD. The Company expects to present top line data from this study in the first half of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

2018
2019
2020
1Q
2Q
3Q
4Q
1Q
2Q
3Q
4Q
1Q
2Q
FXS
FDA meeting
Initiate Pivotal trial
Present add'l Phase 2 FAB-C data
FAB-C data
Present/publish additional data from Phase 2 FAB-C study
Topline pivotal CONNECT-FX data
NDA submission
DEE
Initiate Phase 2 open label study
DEE Ph2 data
ASD (pediatric)
Initiate Phase 2 study
Present Phase 2 BRIGHT trial topline results
22q
Initiate Phase 2 open label study
Present Phase 2 topline results
Adult refractory focal epilepsy
Present add'l STAR 2 extension data
STAR-2 data
Other indications
ASD, 22q
Assessment of other rare and near-rare neuropsychiatric disorders

Cannabinoid Science Overview

CBD produces multiple effects; CBD is an agonist of the serotonin receptor (5-HT1A), a modulator of the endocannabinoid system, a positive allosteric modulator of GABA-A receptors, a modulator of α3 and α1 glycine receptors, an antagonist of G protein-coupled receptor 55 (GPR-55), a modulator of the equilibrative nucleoside transporter, and regulates the intracellular effects of calcium.

CBD modulates the endocannabinoid system by inhibiting the metabolism (breakdown) of 2-arachidonoylglycerol (2-AG) and anandamide. This inhibition is thought to result in increased anandamide and 2-AG availability, greater CB1 and CB2 activation, and increased synaptic plasticity. The effect of CBD on the endocannabinoid system is the scientific basis for the use of CBD in the treatment of FXS, ASD and 22q.

CBD may also treat the neuropsychiatric symptoms of these conditions due to its activity as an agonist at 5-HT1A and an antagonist at GPR55 receptors.

The modulation of the nucleoside transporter, antagonism of GPR55 receptors, and regulation of intercellular calcium are known to decrease neuronal excitability and are the scientific basis of the antiepileptic potential of CBD.

Clinical and preclinical data suggest that CBD has positive effects on treating FXS, ASD and epilepsy. Clinical data suggest that CBD has a very high therapeutic index. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. Epidiolex®, a sesame oil liquid formulation of highly concentrated CBD was approved by the FDA in 2018 for the treatment of two specific epilepsies, LGS and Dravet. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

Product Candidates

Zygel – CBD Transdermal Gel

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery (see Figure 1), and is patent protected through 2030.

Figure 1 — Chemical structure and transdermal gel delivery of CBD.

Zygel is being developed as a clear gel that is designed to provide consistent, controlled drug delivery with convenient once‑ or twice‑daily dosing. Because CBD is virtually insoluble in water, we use a patent protected formulation containing ethanol and propylene glycol as solubilizing agents and Transcutol ® HP as a permeation enhancer. All excipients in the gel have been classified as Generally Recognized As Safe, or GRAS, and have been used in transdermal products previously approved by the FDA.

The permeation enhancer in Zygel increases the delivery of CBD through the layers of the skin and into the circulatory system.

Transdermal delivery allows the CBD in Zygel to avoid stomach acid degradation and the first‑pass liver metabolism that occurs with oral or oral mucosal delivery methods. Drugs applied transdermally are absorbed across the skin into the systemic circulation, enabling the potential to have a consistent absorption with increased bioavailability.

Development of Zygel for the Treatment of Behavioral Symptoms of Fragile X Syndrome

FXS Overview

FXS is a rare genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. FXS is the leading known cause of both inherited intellectual disability and autism spectrum disorder. Patients with FXS may exhibit autism like symptoms including anxiety, social impairment and social avoidance (seeks isolation from others, does not want to be with other children, avoids all types of new social engagements) and restricted/repetitive behaviors. Currently, there are no known cures or approved therapies indicated for the treatment of FXS or its symptoms. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness. Based on the 2012 U.S. Census and the National Fragile X Foundation, or NFXF, FXS prevalence is estimated at approximately 71,000 patients in the United States. According to the NFXF, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups.

We believe Zygel may provide an effective treatment for FXS based on its capacity to interact with the endocannabinoid system, which is compromised in patients with FXS. Specifically, CBD modulates the endocannabinoid system by inhibiting the metabolism (breakdown) of 2-AG and anandamide. This inhibition is thought to result in increased anandamide and 2-AG availability, greater CB1 and CB2 activation, and increased synaptic plasticity. This modulation is the scientific basis for the use of CBD in the treatment of FXS. We anticipate Zygel may be used as first line therapy to treat patients suffering from behavioral symptoms of FXS.

Phase 2 Clinical Trials

In September 2017, we released the results for our open-label exploratory Phase 2 clinical trial designed to evaluate the safety and efficacy of Zygel in children with FXS, which we refer to as the FAB-C (Treatment of Fragile X Syndrome Anxiety and Behavioral Challenges with CBD) trial. The primary endpoint for the trial was the change in the total score of the Anxiety, Depression, and Mood Scale, or ADAMS, from baseline to week 12. The ADAMS is a 28-item scale designed to assess general anxiety, social avoidance, compulsive behavior, manic/hyperactive behavior, and depressed mood. It has been validated in patients with FXS. Twenty patients (3:1 males) aged 6 to 17 years of age (mean = 10.7) with FXS, as confirmed by molecular documentation of FMR1 full mutation, were enrolled in the open-label FAB-C study. Zygel was added on to other medications being administered. The first six weeks of the study were designed to titrate dosing in patients. Dosing was initiated at 50 mg daily and could be increased to 250 mg daily. Weeks 7 through 12 of the study were a maintenance period where patients were treated at the dose established at week six. At the completion of the study, patients could enter an open-label extension study for up to 12 months.

The FAB-C trial successfully met its primary endpoint, achieving a 46% improvement (p<0.0001) in the total score of ADAMS at week twelve compared to baseline.

Results for the ADAMS at week 12 are summarized as follows:

Zygel also achieved clinically meaningful improvements in all measures of the ABC-CFXS, which addresses the key behavioral symptoms of FXS including social avoidance, repetitive movements, and socially unresponsive behaviors. The study achieved statistical significance across all ABC-CFXS subscales compared to baseline.

Results from the ABC-CFXS at week 12 are summarized as follows:

We evaluated multiple other secondary endpoints including a Clinical Global Impression of Improvement, or CGI-I, the Pediatric Anxiety Rating Scale, or PARS-R, Visual Analog Scales for Anxiety, Hyperactivity and Tantrum/Mood Lability, the Vineland Adaptive Behavior III, a Quality of Sleep measurement and the Pediatric Quality of Life, or PedsQL™. The results of the ABC-CFXS and other secondary endpoints reinforce the results demonstrated in the ADAMS.

Zygel was shown to be very well tolerated, and the safety profile was consistent with data from earlier clinical trials and our other Phase 2 clinical trials for Zygel. All adverse events were considered mild to moderate and no serious adverse events were reported. No patient experienced drug-related GI events during the 12-week treatment period, and no THC was detected in the plasma. Thirteen of the 18 patients who completed the study have enrolled in the open-label extension and 11 patients are still in the study as of March 4, 2019.

In December 2018, we presented new 12-month open label clinical data from the FAB-C trial describing the long-term impact of Zygel on emotional and behavioral symptoms of FXS in a poster presentation at the 57th Annual Meeting of the American College of Neuropsychopharmacology (ACNP).  The statistically significant improvements in the core emotional and behavioral symptoms of FXS versus baseline as measured by the ADAMS and the ABC-CFXS were sustained through 12 months of treatment. In the Social Avoidance subscale of the ABC-CFXS, patients completing 12 months of treatment with Zygel experienced a 77% improvement in social avoidance behaviors versus baseline, compared to a 58% improvement at three months of treatment. Both results are statistically significant compared to baseline. The Social Avoidance subscale of the ABC-CFXS is the primary endpoint of the ongoing pivotal CONNECT-FX study of Zygel. Zygel continues to be well tolerated in this study, no serious adverse events were reported, and no clinically meaningful trends in vital signs, ECG, or clinical safety laboratories, including liver function tests, were observed.

Results for the ADAMS at 12 months are summarized as follows:

Results from the ABC-CFXS at 12 months are summarized as follows:

In March 2018, we announced the results of a positive meeting held with the FDA regarding our planned development strategy for Zygel in FXS. Based on our dialogue with the FDA, we initiated what we believe will be a single pivotal study mid-year 2018 to support an NDA for Zygel in FXS. We are in agreement with the FDA that the primary and key secondary endpoints for the study should assess observable behaviors in patients with FXS as reported by the caregiver using the validated ABC-CFXS. If the pivotal trial meets its endpoints, approval for an indication encompassing the treatment of behavioral symptoms associated with FXS may be granted.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of  Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. Approximately 200 male and female patients with FXS are being enrolled at approximately 20 clinical sites in the United States, Australia, and New Zealand. The study is being conducted in the United States under an IND application opened with the FDA. Patients will be randomized 1:1 to either trial drug or placebo. Randomization will be stratified by gender, weight, and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score, the ABC-CFXS Socially Unresponsive/Lethargic subscale score, and improvement in Clinical Global Impression – Improvement, or CGI-I, at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected. If we obtain positive results from this trial, we plan to request a meeting with the FDA to determine the acceptability of these data as the basis for an NDA filing. We expect to report top line results from the CONNECT-FX trial in the second half of 2019.

All patients will be eligible to enroll in a 12-month open-label extension after completing dosing in the pivotal study; patients are currently being enrolled into this extension.

Development of Zygel for Treatment of Refractory Epileptic Seizures (DEE and Adult Refractory Focal Epilepsy)

Refractory Epileptic Seizures Overview

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

We believe that Zygel may provide an effective treatment for epilepsy based on the anticonvulsant effects of CBD due to its ability to reduce neuronal hyperexcitability shown in multiple in vivo models of epilepsy and clinical trials conducted by third parties. Epilepsy specialists and patient organizations have shown considerable interest in the potential therapeutic role of CBD in adults with epilepsy and especially, children with DEE. GW Pharmaceuticals, PLC, or GW, has received approval from the U.S. FDA to market Epidiolex®, a sesame oil liquid formulation of highly concentrated plant-extracted CBD, in the United States for the treatment of Dravet Syndrome, or DS, and Lennox-Gastaut Syndrome, or LGS.

DEE is a category of rare and ultra-rare severe brain disorders that manifest with seizures or EEG abnormalities that are associated with delay or regression in cognition and/or behavior. This category includes a number of epilepsy syndromes, including DS, LGS, Doose, and Ohtahara (early infantile epileptic encephalopathy), and early-onset epilepsy syndromes caused by variants of genes including SYNGAP1 and SCN1A, among others. DS is a severe form of epilepsy that appears during the first year of life as frequent fever-related seizures. As the condition progresses, other types of seizures typically occur, including myoclonus and status epilepticus. LGS is a severe form of epilepsy that typically becomes apparent during infancy or early childhood. Affected children experience several different types of seizures, most commonly atonic, or drop, tonic and atypical absence seizures. We believe, based on analysis and a recent publication (Aaberg et. al, Epilepsia, 2017; 58: 1880-1891) which incorporates new classification systems from the International League Against Epilepsy, or ILAE, that there are approximately 45,000 DEE patients in the United States, with the majority of those patients having DS or LGS.

Phase 2 Clinical Trial in Children and Adolescents with DEE

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE. Enrollment in this study was complete in December 2018 and 48 patients with confirmed DEE are being dosed in the clinical trial, 27% of whom have either DS or LGS. Enrolled patients will receive weight-based initial doses of 250 mg daily or 500 mg daily and during the maintenance phase patients may receive up to 1000 mg daily, of Zygel CBD gel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in the third quarter of 2019.

Phase 2 Clinical Trials in Adults with Refractory Focal Epilepsy

In August 2017, we released the results for our Phase 2 randomized, double-blind, multi-center, multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures), which we refer to as the STAR 1 (Synthetic Transdermal Cannabidiol for the Treatment of Epilepsy) trial. The primary endpoint assessed the median percentage change in seizure frequency over the 12-week treatment period compared to the 8-week baseline period. Secondary endpoints included proportion of patients with ≥50% reduction from baseline in seizure frequency, percent change from baseline in seizure frequency, seizure-free days, and 100% seizure free. Safety and tolerability were also evaluated. The study was conducted at 14 sites in Australia and New Zealand. The results were not statistically significant.

Zygel was shown to be very well tolerated and the safety profile was consistent with previously released data from our Phase 1 clinical trials. Of the 188 patients in the safety database, 50% of the patients on Zygel (n=63) had at least one treatment emergent adverse event, compared to 41% (n=26) of patients on placebo. Two treatment emergent adverse events occurred in greater than 5% of the patients on Zygel: fatigue (5.6%, placebo, 1.6%) and headache (5.6%, placebo, 3.2%). There were no treatment related serious adverse events reported. The discontinuation rate in the trial for Zygel was 10.4% compared to 1.6% in placebo.

In November 2016, we initiated an open-label extension clinical trial, which we refer to as the STAR 2 trial, for patients who successfully completed the STAR 1 trial. Of the 175 patients who completed the STAR 1 trial, 171 patients elected to enter the STAR 2 trial and as of March 1, 2019, 35 patients remain in the trial. Of the 171 patients who elected to participate in the STAR 2 trial, 111 patients have completed at least six months of treatment, 97 patients have completed at least nine months of treatment, 84 have completed at least twelve months of treatment and 28 have completed STAR 2 with 24 months of treatment. Once patients have completed 24 months of treatment in the STAR 2 trial, they can elect to receive Zygel through a Therapeutic Goods Administration, or TGA, sanctioned special access scheme, which will allow Zynerba to collect long-term safety and efficacy data on these patients. As of March 1, 2019, 26 patients have enrolled in the Zygel special access scheme.

In December 2018, we presented data collected through July 31, 2018 on the long-term use of Zygel from the STAR 1 and STAR 2 trials at the American Epilepsy Society meeting. The STAR 2 primary efficacy analysis was the percent reduction from STAR 1 baseline at months three, six, nine, 12, 15 and 18 of STAR 2. These data demonstrated a strong, sustained response in the cohort of patients in STAR 2 who had received at least 18 months of treatment by July 31, 2018. This cohort of patients (n=63) experienced a median reduction in seizures of 49% after three months of treatment with Zygel, 53% at six months, 55% at nine months, 52% at 12 months, 54% at 15 months, and 55% at 18 months . Data across all patients demonstrate that the 390 mg group had the best and most consistent seizure reduction out to 18 months of treatment. Zygel was well tolerated, with good skin tolerability in STAR 2. No abnormal liver adverse events, defined as alanine aminotransferase/aspartate aminotransferase levels greater than 3 times the upper limit of normal, were observed. We believe that these data show a consistent pattern of seizure reduction across all cohorts once treated with Zygel and they also suggest that clinically meaningful responses can be achieved with longer term use of Zygel.

Figure 2 – Median Change (%) in Seizure Rates in STAR 2 – Cohort Group (n=63)

Figure 3 – Median Percent Change in Each Three-Month Interval Using Actual Dose in STAR 2 – All Patients

In December 2018, we announced that we will postpone the initiation of our planned Phase 2B study of Zygel in adult refractory focal seizures until after reporting data from the four childhood neuropsychiatric studies (FXS, DEE, ASD and 22q) currently underway or planned to initiate in the first half of 2019.  This will also allow us to further analyze the patients who seem to be having long-term positive effects from Zygel to further analyze the data to evaluate the patients who seem to be having long-term positive effects from Zygel to determine any distinctive characteristics of these patients which may be evaluated in a future trial.

Development of Zygel for Treatment of Autism Spectrum Disorder (ASD)

ASD is a developmental disability affecting approximately one million pediatric and adolescent patients between the ages of five and 17 in the U.S. It is a DSM-5 diagnosis, which includes Autistic Disorder, Asperger's syndrome, and

Rett’s disorders. It is characterized by anxiety, repetitive patterns of behavior, impairments in social communication including verbal and non-verbal communication, and deficits in developing, understanding and maintaining relationships.

Despite high awareness and advocacy efforts, the medical need in ASD is significant and unmet. There is an accelerating rate of diagnosis, yet only two agents, risperidone and aripiprazole, have been approved by the FDA for the treatment of ASD symptoms. Both of these are atypical antipsychotics and carry a significant side effect profile, and neither is approved to address the key symptoms of social impairment and anxiety. The societal burden for ASD in the United States is expected to grow to $461 billion by 2025.

Recent studies suggest that ASD may be associated with a disruption in the endocannabinoid system, which modulates many cellular functions and molecular pathways that are altered in ASD, including GABAergic imbalance, glutamatergic transmission, oxidative stress, immune dysregulation and altered energy metabolism. Altered anandamide (an endocannabinoid) signaling may contribute to ASD-related social and communication impairments. Clinical and anecdotal data show improvement in social avoidance and anxiety in children receiving treatment with CBD. Exogenous CBD may modulate the endocannabinoid system and improve certain autism-related behaviors.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial. The study will assess the safety, tolerability and efficacy of Zygel for the treatment of child and adolescent patients with ASD. The Company expects to present top line data from this study in the first half of 2020.

Development of Zygel for Treatment of 22q11.2 Deletion Syndrome (22q)

22q is the most common contiguous gene deletion syndrome; the microdeletion occurs on the long arm of chromosome 22 at a location designated q11.2. It is a rare disorder, affecting approximately 81,000 patients in the U.S. There are no drugs with an approved indication for the treatment of 22q.

22q is considered a mid-line condition, which is a defect or condition that occurs on the anterior portion of a body, usually in the middle or center of the body, with physical symptoms including characteristic palate abnormalities, heart defects, immune dysfunction, and esophageal / GI issues. There are two primary stages of 22q patient management. During infancy, doctors address the acute physical concerns, such as anomalies of heart and palate, with surgery. Once the physical concerns are stabilized, the focus shifts to managing the neuropsychiatric symptoms. Neuropsychiatric illnesses (anxiety disorders, ASD) and learning disabilities are common in this patient population. The syndrome is associated with increased anxiety, withdrawn behavior and social interaction problems. Early onset of these core neuropsychiatric symptoms may disrupt development and quality of life in these patients, and may heighten the risk of later psychotic disorders. Psychoses like schizophrenia are common in this population; there is a 25-fold increased risk of developing schizophrenia among people with 22q compared to the lifetime risk in the general population. Early control of anxiety may delay the development of such psychoses.

CBD may treat the neuropsychiatric symptoms of 22q due to its activity as an agonist at 5HT1A receptors, an antagonist at GPR55 receptors, and a modulator of the endocannabinoid system.

We expect to initiate an open-label Phase 2 clinical trial in Australia in the first half of 2019 to assess the ability of Zygel to treat the behavioral symptoms associated with this disorder. We expect to report top line data in the first half of 2020.

Early Clinical Trials

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

Transdermal application of ZYN002 was very well tolerated with minimal skin erythema. Skin dryness at the application site was common for both Zygel and placebo gel. Overall, the incidence of adverse events associated with ZYN002 was similar to placebo in both healthy volunteers and adult epilepsy patients. There were no reports of somnolence or fatigue and a very low incidence of gastrointestinal events was observed. There were no serious adverse events or discontinuations for healthy volunteers and epilepsy patients receiving ZYN002. One healthy volunteer receiving placebo gel developed a serious adverse event suspected to be a catheter infection and was discontinued from the study. In addition, healthy volunteers and epilepsy patients had no drug related changes in performance on the Trail Making Test, a test of visual attention, psychomotor ability, and task switching; a divided attention task; and the Paced Auditory Serial Addition Task, or PASAT, a test that measures working memory and focused attention. These results indicate that ZYN002 did not produce impairment in critical areas of cognitive functioning often impacted by central nervous system drugs. No changes in mood symptoms as assessed by the Inventory of Depression and Anxiety Symptoms, or IDAS, and the Positive and Negative Affect Schedule, or PANAS were observed for ZYN002 suggesting that ZYN002 is not associated with declines in psychological health.

In July 2016, we completed a third Phase 1 clinical trial for ZYN002, which was a randomized, double-blind, placebo controlled trial in 42 healthy volunteers. The volunteers received a range of CBD doses from 395 mg to 504 mg daily in 2.5% and 4.2% ZYN002 formulations for fourteen days. Results from this clinical trial demonstrated that ZYN002 was very well tolerated with minimal skin erythema. CBD plasma concentrations were dose dependent and did not fluctuate at steady state. The 4.2% formulation demonstrated a comparable PK and tolerability profile to the 2.5% concentration and was easier to use due to the lower volume. There were no serious adverse events or discontinuations from this clinical trial.

Overall, in the Phase 1 program, ZYN002 was demonstrated to be safe and well tolerated, provided a favorable CBD PK profile, and no THC was detected in plasma or urine.

ZYN001

Our pipeline includes ZYN001, a pro-drug of THC.  In July 2018, we decided to pause the development of ZYN001 and focus our development efforts and investments on our development programs for Zygel.

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

We internally developed our intellectual property related to our product candidates. We have sought and intend to continue to seek appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses, by filing patent applications in the United States and selected other countries.

As of March 7, 2019, we owned a total of eleven issued U.S. utility patents. These U.S. patents will expire between 2029 through 2038. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the United States Patent and Trademark Office, or PTO, under the patent term adjustment laws. These patents, and any pending applications that ultimately issue as patents, may also be eligible for patent term extension for delay caused by FDA regulatory review, thereby further extending their patent terms.

In addition to our U.S. intellectual property, we own 149 corresponding foreign issued patents, 2 allowed corresponding foreign applications, and five corresponding foreign applications, which will expire between 2026 and 2038.

Zygel

Our Zygel patent portfolio currently consists of three issued patents in the United States, and 3 pending United States patent applications.  There are six issued patents in France, Germany, Ireland, Japan, Switzerland, and the United Kingdom, one allowed patent application in Canada, and three pending PCT applications. The issued patents claim the permeation enhanced formulation of Zygel and methods of use relating to Zygel, including methods of treating Fragile X Syndrome.  The issued patents will expire between 2026 and 2038. Any patents that issue from our currently allowed Canadian patent application will expire in 2030.  We anticipate that any patents issued form our pending US applications or pending PCT applications will expire in 2038.

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

Manufacturing

The active pharmaceutical ingredients, or APIs, used in our product candidates are synthesized by contract manufacturers. Zygel is manufactured and filled into unit of use sachets by a contract manufacturer.

We selected our contract manufacturers for their specific competencies in manufacturing, product design, and materials. FDA regulations require that products be produced under current Good Manufacturing Practices, or cGMPs. Our key suppliers currently meet cGMPs and we believe have sufficient capacities to meet our projected product requirements through early commercialization.

Commercial Operations

Our Vice President of Commercial is responsible for pre-commercialization activities, including global market analysis, strategic optimization and value development associated with our product candidates, as well as business development activities as we evaluate partnering options. However, we do not currently have a fully integrated organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co‑promotion agreements with strategic collaborators for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that Zygel will be approved.

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

We are studying Zygel in pediatric and adolescent patients with FXS, DEE, ASD and 22q.

There are no drugs approved for the treatment of FXS or its most common symptoms, although various classes of medications are used off‑label for the treatment of behavioral and mental health conditions associated with FXS. Some patients with FXS benefit from medications that treat attention deficit disorders and other patients who experience general anxiety, social anxiety and other chronic conditions may benefit from different types of anti‑anxiety medications. We are aware that Neuren Pharmaceuticals, Confluence Pharmaceuticals, Ovid Therapeutics and Tetra Discovery Partners among others are developing compounds for the treatment of FXS.

Within epilepsy, we intend to treat pediatric and adolescent patients with DEE. Second and third generation AEDs continue to improve upon first generation therapies, but experts contend that a better understanding of the disorder accompanied by fundamentally innovative treatments will be required to effectively improve treatment outcomes for the high percentage of patients who remain unresponsive to AEDs. The majority of AEDs have frequent safety concerns including serious CNS adverse events and drug‑drug interactions.

GW has received approval from the FDA to market Epidiolex, a sesame oil liquid formulation of highly concentrated plant extracted CBD, in the United States for the treatment of DS and LGS. GW is also studying Epidiolex in patients with Tuberous Sclerosis Complex and Rett Syndrome.  GW is studying additional cannabinoids, including cannabidivarin or CBDV, for adult patients with focal seizures, autism spectrum disorders and Rett Syndrome. Insys Therapeutics Inc., or Insys, is also developing a synthetic CBD oral solution compound for the treatment of childhood absence epilepsy, infantile spasms and Prader-Willi syndrome.

Two atypical antipsychotic drugs, risperidone and aripiprazole, are approved for autism-associated agitation and irritability, though neither is approved to address the key ASD symptoms of social impairment and anxiety. Various classes of medications are used off‑label for the treatment of behavioral conditions associated with ASD. Early intervention can improve learning, communication and social skills, as well as underlying brain development. Applied behavior analysis, or ABA, and therapies based on its principles are the most researched and commonly used behavioral interventions for autism. Many children affected by autism also benefit from other interventions such as speech and occupational therapy.

We are aware that GW is studying CBDV for use in patients with ASD. Insys is also considering CBD for use in ASD in collaboration with University of California San Diego School of Medicine’s Center for Medicinal Cannabis Research.

There are no drugs approved for the treatment of 22q or its most common symptoms, although various classes of medications are used off‑label for the treatment of the behavioral symptoms. There are two primary stages of 22q patient management. During infancy, doctors address the acute physical concerns, such as anomalies of heart and palate, with surgery. Once the physical concerns are stabilized, the focus shifts to managing the neuropsychiatric symptoms, with anxiety being a key symptom. Anxiety is predominately managed with selective serotonin reuptake inhibitors, or SSRIs. Cognitive behavioral therapy is also an important component of treatment. We are not aware of any studies of CBD, THC or any other cannabinoid in this patient population.

We are also aware of other companies that are working on non-cannabinoid treatments for indications similar to those  with Zygel, including Confluence Pharmaceuticals with acamprosate for FXS;  Tetra Discovery Partners with BPN14770, a selective small molecule inhibitor of the phosphodiesterase type-4D (PDE4D) subtype, for FXS; Ovid Therapeutics with OV101, a delta selective GABA receptor agonist for FXS and TAK-935/OV935, a Cholesterol 24S-hydroxylase Inhibitor, for DEE; Marinus Pharmaceuticals with ganaxolone for pediatric refractory epilepsies; Zogenix with fenfluramine hydrochloride (ZX-008) for LGS and DS; Roche with RO5285119 for ASD; and Janssen with JNJ-42165279 for ASD, among others.

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

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA does not place the proposed clinical trial in the IND application on clinical hold within this 30‑day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols that detail, among other things, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators, and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We filed an IND with the FDA for Zygel in FXS in 2018 and have passed the 30-day waiting period.

In addition to filing an IND with the FDA, we must receive approval from the DEA prior to commencement of any clinical trials in the United States that involve the use of Schedule I controlled substances. In advance of commencing our CONNECT FX pivotal trial at sites in the United States, we received the required approval from the DEA.

We plan to submit NDAs for our product candidates to the FDA upon completion of all requisite clinical trials. The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

We have completed several Phase 1 and Phase 2 clinical trials and have three ongoing Phase 2 clinical trials for Zygel in Australia and New Zealand.  We also have one ongoing Phase 2/3 clinical trial for Zygel in Australia, New Zealand and the United States.

In Australia, the approval process for commencing Phase 1 and 2 clinical trials resides with the Human Research Ethics Committee, or HREC. Prior to commencing a clinical trial, a sponsor must submit to the HREC a study protocol, an investigator brochure and a template informed consent for such clinical trial. The HREC approval process generally takes four to eight weeks.

Once a study is approved by the HREC, a Clinical Trial Notification, or CTN, is submitted to the Australian Government Department of Health, Therapeutic Goods Administration. The CTN is a notification that the HREC has approved the safety, efficacy and ethical acceptability of the trial, approved the trial protocol and evaluated the scientific merit of the trial. The TGA sends the clinical trial site a written acknowledgement of the clinical trial, allowing the clinical trial to begin. TGA response time to acknowledge a clinical trial is approximately two weeks from receipt of the CTN from the clinical trial site.

New Drug Applications (NDA)

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

From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA.  In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates.  It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.  For example, in December 2016, the 21st Century Cures Act, or the Cures Act, became law.  The Cures Act contains numerous provisions, including provisions designed to speed development of innovative therapies and encourage greater use of real-world evidence to support regulatory decision making for drugs.

Disclosure of Clinical Trial Information

Some countries require sponsors of clinical trials of certain regulated products, including prescription drugs to register and disclose certain clinical trial information on a public website. For example, in the United States, sponsors are required to register this information on a website maintained by the U.S. National Institutes of Health, or NIH, at www.clinicaltrials.gov. In Australia and New Zealand, sponsors register clinical trial information on a website maintained by the Australian New Zealand Clinical Trials Registry at www.anzctr.org.au. When a clinical trial is registered on these websites, certain information regarding the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial must be posted. Sponsors are also obligated to disclose the results of many of these trials after completion, although under certain circumstances disclosure of the results of these trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly‑available information to gain knowledge regarding the design and progress of our development programs.

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

We currently manufacture the API for Zygel in the United States and Canada. For Zygel, we are conducting a Phase 2/3 clinical trials for Zygel in the United States, Australia and New Zealand. We may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand, and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future.

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

Patent Term Extension

The term of a patent that covers an FDA approved drug that contains an active ingredient not previously approved may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the development and FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America, Asia, Australia or New Zealand, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

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

On January 20, 2017, the President signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In April 2018, CMS issued a final rule and guidance documents which changed requirements for health plans sold through the Affordable Care Act marketplaces for 2019. These changes include, for example, turning over responsibility for ensuring that marketplace plans have enough health care providers in their networks to the states that rely on the federal HealthCare.gov exchange; allowing states to alter aspects of the essential health benefits required of health plans sold through the federal and state insurance marketplaces; eliminating certain Small Business Health Options Program (SHOP) regulatory requirements; and outlining criteria by which insurers may reduce the percentage of income allocated to patient care. The U.S. Department of Labor issued a final rule in June 2018 to expand the availability of association health plans available to small business owners and self-employed individuals, beginning on September 1, 2018. These association health plans will not be required to provide the essential health benefits mandated by the Affordable Care Act. These and other regulations may impact coverage of certain health care services.

In 2018, Congress has proposed further legislation to repeal or revise the Affordable Care Act, which if enacted, may have a significant impact on the health care system. We expect that further changes to the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our product candidates.

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

To the extent that we continue to conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For example, in the European Union, the General Data Protection Regulation, or GDPR, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth).  We may, otherwise, be subject to additional data protection laws in Australia in the states and territories in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

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

In order to distribute products commercially, we must also comply with state law requirements for registration of manufacturers and wholesale distributors of pharmaceutical products, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states, and more recently some large cities, have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, register their sales representatives, and/or limit other specified sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Employees

As of March 7, 2019, we had 25 full-time employees. In addition to our full‑time employees, we contract with third‑parties for the conduct of certain preclinical, manufacturing, accounting and administrative activities. We have no collective bargaining agreements with our employees and none are represented by labor unions.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (b) in which we have annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be an accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of the prior second quarter and (2) the date on which we have , during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities.

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

Available information

Our internet website address is http://www.zynerba.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Report. In addition, our SEC filings are available at the SEC’s website at http://www.sec.gov.

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

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2018, 2017, and 2016 were approximately $39.9 million, $32.0 million and $23.4 million, respectively. As of December 31, 2018, we had an accumulated deficit of $117.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue the research and development of, and clinical trials for, our product candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials or do not gain regulatory approval, or even if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Due to our limited operating history and history of losses, any predictions about our future success, performance or viability may not be accurate.

We currently have no commercial revenue and may never become profitable.

To date, the only revenue we have generated has been from the receipt of research grants and payments for research services. Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for, and successfully commercialize, our product candidates that we may develop, in‑license or acquire in the future.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals and reimbursement for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2018, we had approximately $59.8 million in cash and cash equivalents. We believe that current cash and cash equivalents, including the $18.1 million in net proceeds from the issuance of common stock from January 29, 2019 through March 6, 2019 under our Open Market Sales Agreement with Jefferies LLC, or Jefferies, are sufficient to fund operations and capital requirements beyond the expected NDA submission and potential approval in FXS and into the first quarter of 2021. The progress of Zygel for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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

We receive Australian government research and development income tax concession refunds. If our research and development expenditures are not deemed to be eligible for the refund, proposed modifications to the tax incentive program are enacted, or the tax incentive program is discontinued by the Australian government, it could have a negative effect on our future cash flows and the funding of future research and development projects.

Our subsidiary, Zynerba Pharmaceuticals Pty Ltd., is incorporated in Australia where we are currently engaged in research and development activities for Zygel. Our subsidiary is eligible to participate in the Australian Federal Government’s Research and Development Tax Incentive program, under which the government provides a cash refund for a portion of eligible research and development expenditures (45% for fiscal years beginning prior to July 1, 2016 and 43.5% for fiscal years beginning on or after July 1, 2016) by small Australian entities, which are defined as Australian entities with less than A$20 million in revenue, having a tax loss. The Research and Development Tax Incentive refund is offered by the Australian federal government for eligible research and development purposes based on the filing of an annual application. As part of this program, our subsidiary applied for and received cash refunds from the Australian Taxation Office for a percentage of the research and development costs expended by our subsidiary in Australia. In June 2018, the Australian Federal Government proposed certain changes to the Research and Development Tax Incentive program which may reduce the amount of cash refunds our Australian subsidiary receives under the program. In

February 2019, an Australian senate committee placed these proposals on hold, effectively deferring any decision until after the May 2019 Australian federal elections.

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

The recent U.S. comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017, which significantly changed the Internal Revenue Code of 1986, as amended, by implementing, among other things, significant changes to corporate taxation, including a permanent reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely. As a result of the Tax Cuts and Jobs Act, we recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In regard to the change in the federal income tax rate as it related to our deferred tax assets and liabilities as of December 31, 2017, we decreased our related deferred tax assets by $8.7 million along with a corresponding offset against the valuation allowance for these deferred tax assets. We completed the accounting for the impacts of the 2017 Tax Cuts and Jobs Act in the fourth quarter of 2018, which did not result in any material adjustments to the provisional estimates.

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

As of December 31, 2018, we had U.S. net operating loss, or NOL, carryforwards of approximately $84.0 million for U.S. federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our NOL carryforwards begin to expire in 2028 if not utilized.

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

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2018, we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). In connection with these grants, we may be subject to routine audits by government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

During 2018, the Company discontinued research and development studies associated with a previous grant and returned $0.7 million to the grantor in early 2019.

Risks Related to our Business and Industry

We are largely dependent on the success of our product candidates, which are still in clinical development, and will require significant capital resources and years of clinical development effort.

We currently have no marketed products. Zygel, has completed three Phase 2 clinical trials and is currently being evaluated in one ongoing pivotal phase 2/3 clinical trial and four ongoing Phase 2 clinical trials. We currently anticipate initiating our planned clinical trial for Zygel for the treatment of 22q in the first half of 2019. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, and substantial additional clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Australia, the European Union, Canada, and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post‑marketing studies and surveillance, which would require the expenditure of substantial resources beyond our existing funds. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA regulatory approval process or are granted a marketing authorization by the European Commission or the other competent authorities in the EU Member States, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, Zygel may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing and Phase 1 and Phase 2 clinical trials of Zygel may not necessarily be predictive of the results from our ongoing clinical trials for Zygel in patients with FXS, DEE, ASD, and our planned clinical trial in 22q, and any planned or proposed additional clinical trials. In addition, our interpretation of clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our ongoing clinical trials of Zygel for the treatment of behavioral symptoms of FXS, DEE, ASD, or our planned or proposed clinical trial in 22q, the development timeline and regulatory approval and commercialization prospects for Zygel, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Even if Zygel advances through pre-clinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. Since October 2015, we have conducted numerous clinical trials and plan to conduct clinical trials in the future, which is a time‑consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 25 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third‑party providers. As our product candidates advance through pre-clinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in our clinical trials of Zygel could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

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

We intend to expend our limited resources to pursue Zygel for certain indications, and may fail to capitalize on other product candidates or other indications for Zygel that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to Zygel for certain indications, which concentrates the risk of product failure in the event Zygel proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying Zygel in patients with FXS, DEE, ASD and 22q. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for Zygel that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. For example, based on our intention to concentrate our focus on rare and near-rare neuropsychiatric disorders, we have decided to pause our development programs in the capital-intensive pain space, including Zygel for the treatment of OA. We have also decided to postpone a trial in adult refractory epileptic focal seizures. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to Zygel may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for Zygel, we may relinquish valuable rights to Zygel through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to Zygel.

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

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the European Commission, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

•	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

•	the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA or EMA may require that we conduct additional clinical trials;

•	the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

•	the CROs and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that Zygel is safe and effective for their proposed indications;

•	the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

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

Any of these factors, many of which are beyond our control, could increase development costs, jeopardize our ability to obtain regulatory approval for and successfully market our product candidates and generate product revenue. Moreover, because our business is almost entirely dependent upon Zygel, any such setback with regard to Zygel in our pursuit of regulatory approval, in any of our planned indications, could have a material adverse effect on our business and prospects.

We have conducted and are conducting clinical trials for Zygel outside the United States and anticipate conducting additional clinical trials for Zygel outside the United States, and the FDA may not accept data from such trials.

For Zygel, we have completed three Phase 2 clinical trials, of which two extension studies are continuing. We also have one ongoing Phase 2 clinical trial in Australia and have initiated what we believe will be a pivotal Phase 2/3 clinical trial for FXS in Australia, New Zealand and the United States. We anticipate that we will conduct additional clinical trials for Zygel in countries outside the United States, including Australia and New Zealand, subject to applicable regulatory approval. We plan to submit NDAs for Zygel to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time‑consuming and delay aspects of our development plan.

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

Even if Zygel receives regulatory approval, it may still face future development and regulatory difficulties.

If we obtain regulatory approval for Zygel, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities, including requirements related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post‑market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA, DEA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, initiate a change in the drug’s controlled substance schedule, impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance, impose a recall or seek to withdraw marketing approval altogether.

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

Zygel will be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

Zygel contains controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis and certain of its derivatives are Schedule I controlled substances, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II ‑ V, since approval by the FDA satisfies the “accepted medical use” requirement. In 2018 the FDA approved Epidiolex, a sesame oil oral solution of CBD and the DEA scheduled Epidiolex to Schedule V. If Zygel receives FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Based on the scheduling decision the DEA made with respect to Epidiolex, if approved by the FDA, we believe, but cannot be certain, that the finished dosage forms of Zygel will be listed by the DEA as a Schedule V controlled substance.  However, the DEA must issue an order scheduling the drug within 90 days after FDA approves the drug and DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that Zygel may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of Zygel.

Because Zygel contains active ingredients of Cannabis, which are Schedule I substances, to conduct preclinical studies and clinical trials with Zygel in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense Zygel and to obtain the product from our manufacturer. If the DEA delays or denies the grant of a research registration to one or more research sites, the preclinical studies or clinical trials could be significantly delayed, and we could lose and be required to replace clinical trial sites, resulting in additional costs.

If for some reason Zygel becomes scheduled as Schedule II or III controlled substance we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If Zygel is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to additional recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products. Further, if Zygel is a Schedule II drug, DEA must establish an annual aggregate quota for the amount that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies. A failure by us to obtain adequate quota could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may manufacture the commercial supply of Zygel outside of the United States. If Zygel is approved by the FDA and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each import. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of Zygel and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

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

We currently manufacture the API for Zygel in the United States and Canada. For Zygel, we have completed a Phase 1 clinical trial in the United States, have completed several Phase 1 and Phase 2 clinical trials in Australia and New Zealand and have three ongoing Phase 2 clinical trials in Australia and New Zealand. We also have one phase 2/3 pivotal trial which is ongoing in Australia, New Zealand and the United States and we anticipate conducting additional clinical trials for Zygel in patients with FXS, DEE, ASD and 22q in the United States, Australia and New Zealand. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the Therapeutic Goods Administration in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device

Safety Authority in New Zealand and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future. We plan to submit NDAs for Zygel to the FDA upon completion of all requisite clinical trials and will require additional DEA approvals at such time as well.

The passage of the 2018 Farm Bill may impact our business.

The Agriculture Improvement Act of 2018, or the 2018 Farm Bill, was signed into law on December 20, 2018.  This new law excludes hemp from the definition of marijuana for purposes of the CSA and legalizes the cultivation and commercial sale of hemp in the United States, subject to state regulation and continuing oversight by federal regulatory agencies.  The definition of hemp includes cannabis and derivatives of cannabis with extremely low concentrations of THC (i.e. less than 0.3 percent on a dry weight basis).  The 2018 Farm Bill outlines a regulatory plan for hemp production, but gives primary regulatory authority to the states, which may implement additional or more restrictive requirements than provided in the 2018 Farm Bill.  Existing state laws governing hemp and hemp products will continue to apply until states implement new regulations.

Notwithstanding the removal of hemp from the CSA, the 2018 Farm Bill did not alter FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDC Act.  Hemp products that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics will continue to be regulated by FDA under the applicable regulatory frameworks.  Following passage of the 2018 Farm Bill, FDA reaffirmed its enforcement authority and reiterated the requirement that a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, be approved by FDA for its intended use before it may be introduced into interstate commerce.

The 2018 Farm Bill does not directly impact us because the pharmaceutically-produced CBD used in the manufacture of Zygel remains a Schedule I controlled substance under the CSA and the development of Zygel remains subject to FDA regulations.  Given the uncertainty surrounding future state regulations and the continuing barriers that still exist for cannabis and cannabis-derived compounds, such as CBD, in certain product categories due to FDA regulation, it is unknown what impact the removal of hemp from the CSA, and any resulting commercialization of hemp products, may have on our business.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Zygel and the API used to manufacture Zygel will require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, Health Canada; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Board Protection Service the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel could have a material adverse effect on our business, results of operations and financial condition.

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

Even if we are able to commercialize Zygel, the product may not receive coverage and adequate reimbursement from third‑party payors, which could harm our business.

The availability of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates, if approved, will depend substantially on the extent to which the costs of these product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third‑party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Zygel. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

We may face competition for Zygel, if approved, from cheaper cannabinoid therapies sourced from foreign countries that have placed price controls on pharmaceutical products. The Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists' and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has so far declined to approve a reimportation plan. Proponents of drug reimportation, including certain state legislatures, may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop, including Zygel, and adversely affect our future revenues and prospects for profitability.

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

We do not currently have any sales, marketing or distribution capabilities. If Zygel is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time‑consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co‑promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third‑party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

Our product candidates, if approved, may be unable to achieve broad market acceptance and, consequently, limit our ability to generate revenue from new products.

Even if our product candidates are approved by regulatory approval authorities, our ability to generate significant revenue depends on the acceptance of our product candidates by physicians, patients and payers. The market acceptance of any product depends on a number of factors, including but not limited to awareness of a product’s availability and benefits, the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs, physicians’ willingness to prescribe the product, reimbursement from third‑party payors such as government healthcare systems and insurance companies, the price of the product, pharmacological benefit and cost-effectiveness of our products relative to competing products; the nature of any post‑approval risk management plans mandated by regulatory authorities, competition, and the effectiveness of marketing and distribution efforts. Any factors preventing or limiting the market acceptance of our product candidates could have a material adverse effect on our business, results of operations and financial condition.

If we receive regulatory approvals, we intend to market Zygel in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we may plan to market Zygel in jurisdictions where we have limited or no experience in marketing, developing and distributing our products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non‑U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

In addition, controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for Zygel in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Zygel to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market Zygel in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

Zygel contains controlled substances, the use of which may generate public controversy.

Since Zygel contains controlled substances, the regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that may enter the market. We believe that a significant number of products are currently available or are under development and may become commercially available in the future, for the treatment of indications for which we may try to develop product candidates. If Zygel is approved for the indications we are currently pursuing, it will compete with a range of therapeutic treatments that are either in development or currently marketed.

We are aware of multiple companies that are working in the Cannabis therapeutic area, including pharmaceutical companies such as GW, which markets Epidiolex, a sesame oil liquid formulation of highly purified CBD extract, as a treatment for DS and LGS and which is also under investigation for Tuberous Sclerosis Complex and Rett Syndrome  and Sativex, a botanical CBD/THC combination oral mucosal spray for the treatment of spasticity due to multiple sclerosis, which has already been approved in more than 25 foreign countries, and which is also in development in in schizophrenia and other neurological conditions; Insys, which is commercializing Syndros®, dronabinol oral solution which is a schedule II cannabinoid product, for anorexia associated with weight loss in patients with AIDS and chemotherapy-induced nausea and vomiting (CINV) in patients with cancer whose response to conventional antiemetics is inadequate.  Insys is also pursuing development of an orally administered liquid formulation of its synthetic CBD compound as a treatment for childhood absence epilepsy, infantile spasms and Prader-Willi syndrome; along with several other companies in early stage discovery, preclinical and clinical development utilizing CBD, THC and/or other cannabinoids.

We are also aware of other companies that are working on non-cannabinoid treatments for indications similar to those  with Zygel, including Confluence Pharmaceuticals with acamprosate for FXS;  Tetra Discovery Partners with BPN14770, a selective small molecule inhibitor of the phosphodiesterase type-4D (PDE4D) subtype, for FXS; Ovid Therapeutics with OV101, a delta selective GABA receptor agonist  for FXS and TAK-935/OV935, a Cholesterol 24S-hydroxylase Inhibitor, for DEE; Marinus Pharmaceuticals with ganaxolone for pediatric refractory epilepsies; Zogenix with fenfluramine hydrochloride (ZX-008) for LGS and DS; Roche with RO5285119 for ASD; Janssen with JNJ-42165279 for ASD; among others.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in manufacturing and marketing their products. These advantages could materially impact our ability to develop and, if approved, commercialize Zygel successfully.

Our product candidates may compete with other FDA approved cannabinoid drugs, including therapies such as GW’s Sativex or Epidiolex. Our product candidates may also compete with medicinal and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is support in the United States for further legalization of marijuana at both the state and federal levels. In markets where recreational and/or medicinal marijuana is not legal, our product candidates may compete with marijuana purchased in the illegal drug market. We cannot assess the extent to which patients may utilize marijuana obtained illegally for the treatment of the indications for which we are developing Zygel.

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

Our use of Zygel in clinical trials and the sale of Zygel, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with Zygel. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

•	withdrawal of patients from our clinical trials;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for Zygel following marketing approval, if obtained;

•	damage to our reputation and exposure to adverse publicity;

•	increased FDA warnings on product labels or increased warnings imposed by the European Commission;

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	loss of revenue; and

•	the inability to successfully commercialize Zygel, if approved.

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

We rely on information technology, telephone networks and systems, including the internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities. We use enterprise information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal, and tax requirements. Despite the implementation of security measures, our information technology systems, and those of our third-party contractors and consultants, are vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent, and our systems could be the target of malware and other cyber-attacks. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor our systems on an ongoing basis for any current or potential threats. Nonetheless, our computer systems are subject to penetration and our data protection measures may not prevent unauthorized access. We can give no assurances that these measures and efforts will prevent interruptions or breakdowns. If we are unable to detect or prevent a security breach or cyber-attack or other disruption from occurring, then we could incur losses or damage to our data, or inappropriate disclosure of our confidential information or that of others; and we could sustain damage to our reputation, suffer disruptions to our research and development and incur increased operating costs including increased cybersecurity and other insurance premiums, costs to mitigate any damage caused and protect against future damage, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability. For instance, the loss of preclinical or clinical data could result in delays in our development and regulatory filing efforts and significantly increase our costs.

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

EU Member States, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal data in the European Union is governed by the provisions of the GDPR. The GDPR and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the rights of individuals to control personal data and the security and confidentiality of the personal data. In addition, the Privacy Act 1988 (Cth), and other laws in the states and territories in Australia where we conduct certain of our clinical trials, apply similar restrictions on our ability to collect, analyze and transfer medical records and other patient data.

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

We rely on third‑party manufacturers and suppliers to produce preclinical and clinical supplies, and intend to rely on third-party manufacturers for commercial supplies, of APIs and final dosage forms for Zygel, if approved.

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

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the commercialization of Zygel, if approved, could be delayed or terminated.

We are not currently party to any collaborative arrangements for the commercialization of Zygel, if approved, or similar arrangements, although we may pursue such arrangements before any commercialization of Zygel, if approved. If we enter into future collaborative arrangements for the commercialization of any product candidate or similar arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be materially adversely affected. In addition, if any such future collaboration partner were to breach or terminate its arrangements with us, the commercialization of any product candidate could be delayed, curtailed or terminated.

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

While our preclinical studies and clinical trials are ongoing, we believe that the use of Zygel in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA, or the Clinical Development Exemption. As Zygel progresses toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our product candidates and the methods we employ to manufacture them, as well as the methods for their uses we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We are aware of two issued U.S. patents and corresponding foreign patents owned by a third party with claims that are directed to a method of treating partial seizures and complex partial seizures by administering CBD to a patient where the CBD is present in an amount to provide a daily dose of at least 400mg. We are also aware of two issued U.S. patents owned by such third party directed to methods of treating LGS and Dravet by administering CBD to a patient in specified doses.  These patents could be construed to cover Zygel for our refractory epilepsy development program or our DEE program if the therapeutic doses for CBD contained in Zygel is determined to be at or above the dosages claimed in these patents. If Zygel is approved by the FDA for the treatment of the indications claimed in these patents and has a label that contains dosing of Zygel with CBD at or above the claimed doses, such third party may then seek to enforce its patents by filing patent infringement lawsuits against us. In such lawsuits, we may incur substantial expenses defending our rights to commercialize Zygel for refractory epilepsy, LGS or Dravet, and in connection with such lawsuits and under certain circumstances, it is possible that we could be required to cease or delay the commercialization of Zygel for refractory epilepsy, LGS or Dravet, as applicable, and/or be required to pay monetary damages or other amounts, including royalties on the sales of Zygel for refractory epilepsy. Moreover, such lawsuits may also consume substantial time and resources of our management team and board of directors. The threat or consequences of such a lawsuits may also result in royalty and other monetary obligations, which may adversely affect our results of operations and financial condition.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:

•	results of clinical trials of Zygel or product candidates of our competitors;

•	the success of competitive products;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our preclinical and clinical development programs;

•	the results of our efforts to in‑license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical sector; and

•	general economic, industry and market conditions.

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

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 17.1% of our voting stock at March 1, 2019. This concentration of ownership could harm the market price of our common stock by:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock, including under our current Open Market Sales Agreement with Jefferies. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers. As of March 7, 2019, there were 1,955,764 shares of our common stock available for future grant under our Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended, or 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our company headquarters are located in Devon, Pennsylvania where we occupy 10,877 square feet of office space pursuant to a five‑year lease which expires on May 31, 2020.

Item 3.        Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.        Mine Safety Disclosure

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market since August 5, 2015 under the symbol “ZYNE.”

Holders of Common Stock

As of March 7, 2019, there were 30 holders of record of our common stock.

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

Item 6.       Selected Financial Data

This section should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical consolidated results are not necessarily indicative of the results that may be expected in the future.

Statements of Operation Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014

Revenue	$86,000	$—	$7,250	$278,900	$810,012
Operating expenses:
Research and development	27,245,043	22,806,107	16,784,626	7,445,669	2,401,406
General and administrative	13,238,787	10,016,902	6,430,252	5,364,390	4,076,339
Total operating expenses	40,483,830	32,823,009	23,214,878	12,810,059	6,477,745
Loss from operations	(40,397,830)	(32,823,009)	(23,207,628)	(12,531,159)	(5,667,733)
Other income (expense):
Interest income (expense), net	961,323	519,554	80,222	7,352	(1,844)
Foreign exchange (loss) gain	(474,668)	291,151	(189,497)	—	—
Loss on disposal of equipment	—	—	(99,147)	—	—
Total other income (expense)	486,655	810,705	(208,422)	7,352	(1,844)
Loss before income taxes	(39,911,175)	(32,012,304)	(23,416,050)	(12,523,807)	(5,669,577)
Income tax (benefit) expense	—	—	(27,543)	27,543	—
Net loss	(39,911,175)	(32,012,304)	(23,388,507)	(12,551,350)	(5,669,577)
Accretion of redeemable convertible preferred stock	—	—	—	—	(87,954)
Net loss applicable to common stockholders	$(39,911,175)	$(32,012,304)	$(23,388,507)	$(12,551,350)	$(5,757,531)
Per share information:
Net loss per share basic and diluted (1)	$(2.61)	$(2.48)	$(2.58)	$(2.82)	$(6.44)
Basic and diluted weighted average shares outstanding	15,308,886	12,914,814	9,070,232	4,457,719	894,575

(1)

Refer to note 2(l) of our audited financial statements for a description of the method used to calculate net loss per share, basic and diluted, and the basic and diluted weighted average shares outstanding.

	As of December 31,
	2018	2017	2016	2015	2014

BALANCE SHEET DATA:
Cash and cash equivalents	$59,763,773	$62,510,277	$30,965,791	$41,513,060	$9,330,681
Total assets	67,327,443	69,054,309	36,554,274	43,643,541	11,616,671
Total liabilities	9,725,782	8,104,721	6,966,966	3,937,617	3,145,535
Convertible preferred stock	—	—	—	—	16,522,811
Total stockholders’ equity (deficit)	57,601,661	60,949,588	29,587,308	39,705,924	(8,051,675)

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

Overview

Company Overview

Zynerba Pharmaceuticals is the leader in pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders. We are committed to improving the lives of patients and their families living with severe, chronic health conditions including Fragile X syndrome, or FXS, Autism Spectrum Disorder, or ASD, 22q11.2 Deletion Syndrome, or 22q, and a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies, or DEE.

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE and ASD. Prior to February 2019, Zygel was referred to as ZYN002. In 2017, we completed three Phase 2 clinical trials for Zygel and two of those studies have open-label extensions that are ongoing. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in DEE in children and adolescent patients with DEE, and in July 2018, we initiated what we believe will be a pivotal Phase 2/3 clinical trial evaluating Zygel in children and adolescent patients with FXS. In December 2018, we announced that we will postpone the initiation of a second Phase 2 clinical trial evaluating Zygel in adult refractory epilepsy and our intention to evaluate Zygel in ASD and 22q. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. An additional patent, directed to methods of treating FXS with synthetic or purified CBD, will expire in 2038. CBD is the primary non‑euphoric component of Cannabis. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS, ASD and 22q and reduction in seizures in patients with DEE. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS. In our Phase 1 program, Zygel was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of June 2018, the Zygel safety database across all clinical studies conducted by us includes data from 570 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Enrollment in this study was complete in December 2018 and 48 patients with confirmed DEE are being dosed in the clinical trial, 27% of whom have either Dravet or Lennox-Gastaut syndrome. Enrolled patients will receive weight-based initial doses of 250 mg daily or 500 mg daily and during the maintenance phase patients may receive up to 1000 mg daily of Zygel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in the third quarter of 2019.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. Approximately 200 male and female patients with FXS will be enrolled at approximately 20 clinical sites in the United States, Australia, and New Zealand. The study is being conducted in the United States under an Investigational New Drug (IND) application opened with the FDA. Patients will be randomized 1:1 to either trial drug or placebo. Randomization will be stratified by gender, weight, and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the Aberrant Behavior Checklist-Community FXS Specific (ABC-CFXS) Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score, the ABC-CFXS Socially Unresponsive/Lethargic subscale score, and improvement in Clinical Global Impression - Improvement (CGI-I) at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected. If we obtain positive results from this trial, we plan to request a meeting with the FDA to determine the acceptability of these data as the basis for an NDA filing. We expect to report top line results from the CONNECT-FX trial in the second half of 2019.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial. The study will assess the safety, tolerability and efficacy of Zygel for the treatment of child and adolescent patients with ASD. The Company expects to present top line data from this study in the first half of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $39.9 million, $32.0 million and $23.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, our accumulated deficit was $117.9 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Research and Development Expenses — Our research and development expenses relating to our product candidates consisted of the following:

•	expenses associated with preclinical development and clinical trials;

•	personnel‑related expenses, such as salaries, benefits, travel and other related expenses, including stock‑based compensation;

•	payments to third‑party contract research organizations, or CROs, contract manufacturing organizations, or CMO’s, contractor laboratories and independent contractors; and

•	depreciation, maintenance and other facility‑related expenses.

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

We incurred research and development expenses of $27.2 million, $22.8 million and $16.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were net of $3.4 million, $3.8 million, and $3.4 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd., our Australian subsidiary.

We expect research and development expenses to continue to increase in 2019 as compared to 2018 as we continue our clinical trials. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Foreign Exchange (Loss) Gain — Foreign exchange (loss) gain relates to the effect of exchange rates on transactions incurred by our Australian subsidiary.

Income Taxes — The 2017 Tax Cuts and Jobs Act, which became effective in 2018, resulted in significant changes to the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Cuts and Jobs Act also transitioned international taxation from a worldwide system to a modified territorial system and included base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). The 2017 Tax Cuts and Jobs Act also included a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings.

We recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. In regard to the change in the federal income tax rate as it related to our deferred tax assets and liabilities as of December 31, 2017, we decreased our related deferred tax assets by $8.7 million along with a corresponding offset against the valuation allowance for these deferred tax assets. We completed the accounting for the impacts of the 2017 Tax Cuts and Jobs Act in the fourth quarter of 2018, which did not result in any material adjustments to the provisional estimates.

As of December 31, 2018, we had $84.0 million of federal operating loss carryforwards and $2.3 million of research tax credit carryforwards available to offset future taxable income and income tax, respectively. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. At December 31, 2018 and 2017, we concluded that a full valuation allowance is necessary for our deferred tax assets.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully discussed in note 2 to our audited consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017

	Year Ended		Increase
	December 31,		(Decrease)
	2018	2017	$	%
Revenue	$86,000	$—	$86,000	—%
Operating expenses:
Research and development	27,245,043	22,806,107	4,438,936	19%
General and administrative	13,238,787	10,016,902	3,221,885	32%
Total operating expenses	40,483,830	32,823,009	7,660,821	23%
Loss from operations	(40,397,830)	(32,823,009)	(7,574,821)	23%
Other income (expense)	486,655	810,705	(324,050)	(40)%
Net loss	$(39,911,175)	$(32,012,304)	$(7,898,871)	25%

Revenue

Revenue in 2018 was related to services rendered for our ZYN001 program in connection with grants received prior to 2015. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

Research and Development Expenses

Research and development expenses increased by $4.4 million, or 19%, to $27.2 million for the year ended December 31, 2018 from $22.8 million for the year ended December 31, 2017. The increase was primarily related to increased manufacturing and clinical trial costs related to our product candidates, lower amounts earned through the Australian research and development tax incentive program and personnel costs, including stock-based compensation expense. These increases were partially offset by reductions in non-clinical trial costs.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 32%, to $13.2 million for the year ended December 31, 2018 from $10.0 million for the year ended December 31, 2017. The increase was primarily related to increases in expenses associated with personnel costs, including stock-based compensation expense, and an increase in pre-commercialization expense for our product candidates.

Other Income (Expense)

During the years ended December 31, 2018 and 2017, we recognized $1.0 million and $0.5 million, respectively, in interest income. The increase in interest income was related to a higher average interest rate earned on our investments. During the years ended December 31, 2018 and 2017, we recognized a foreign currency loss of $0.5 million and a foreign currency gain of $0.3 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities, which are denominated in the local currency, to the subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

	Year Ended		Increase
	December 31,		(Decrease)
	2017	2016	$	%
Revenue	$—	$7,250	$(7,250)	(100)%
Operating expenses:
Research and development	22,806,107	16,784,626	6,021,481	36%
General and administrative	10,016,902	6,430,252	3,586,650	56%
Total operating expenses	32,823,009	23,214,878	9,608,131	41%
Loss from operations	(32,823,009)	(23,207,628)	(9,615,381)	41%
Other income (expense)	810,705	(208,422)	1,019,127	(489)%
Income tax (benefit) expense	—	(27,543)	27,543	100%
Net loss	$(32,012,304)	$(23,388,507)	$(8,623,797)	37%

Revenue

Revenue in 2016 was related to work performed in connection with grants received prior to 2015. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

Research and Development Expenses

Research and development expenses increased by $6.0 million, or 36%, to $22.8 million for the year ended December 31, 2017 from $16.8 million for the year ended December 31, 2016. The increase was primarily related to an increase in the number and size of our non-clinical studies and clinical trials for our product candidates and personnel costs, including stock-based compensation expense.

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

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016, 2017 and 2019, and our follow-on public offerings in the first quarter of 2017 and the third quarter of 2018, which are described below) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2018, our principal sources of liquidity were our cash and cash equivalents of $59.8 million. Our working capital was $57.2 million as of December 31, 2018.

Management believes that current cash and cash equivalents, including the $18.1 million in net proceeds from the issuance of common stock from January 29, 2019 through March 6, 2019, is sufficient to fund operations and capital requirements beyond the expected NDA submission and potential approval in FXS and into the first quarter of 2021. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

In June 2017, we terminated the 2016 Sales Agreement and entered into a new Open Market Sales Agreement, or Sales Agreement, with Jefferies, pursuant to which we may sell, from time to time, up to $50.0 million of our common stock. During 2017, we sold and issued 296,594 shares of common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting underwriting and commissions and offering expenses were $3.0 million.

In July 2018, we completed a follow-on public offering, selling 4,062,500 shares of our common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

From January 29, 2019 through March 6, 2019, we sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds after deducting commissions and offering expenses were $18.1 million.

Debt

We had no debt outstanding as of December 31, 2018 or 2017.

Future Capital Requirements

During the year ended December 31, 2018, net cash used in operating activities was $32.4 million, and our accumulated deficit as of December 31, 2018 was $117.9 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

Years Ended December 31, 2018 and December 31, 2017 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2018	2017
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(32,397,351)	$(25,842,451)
Investing activities	(286,658)	(115,356)
Financing activities	29,937,505	57,502,293
Net (decrease) increase in cash and cash equivalents	$(2,746,504)	$31,544,486

Operating Activities

For the year ended December 31, 2018, cash used in operating activities was $32.4 million, compared to $25.8 million for the year ended December 31, 2017. The increase from the comparable 2017 period was primarily the result of increased research and development activities related to the clinical trials of our product candidates, and an increase in personnel costs.

We expect cash used in operating activities to continue to increase in 2019 as compared to 2018, due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the years ended December 31, 2018 and 2017, cash used in investing activities consisted of expenditures made for manufacturing equipment and leasehold improvement and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 consisted of $29.9 million in net proceeds from sales of our shares of common stock under a follow-on public offering. Cash provided by financing activities for the year ended December 31, 2017 primarily consisted of $54.2 million in net proceeds from sales of our common stock under a follow-on public offering, $3.0 million in net proceeds from sales of our common stock under the Sales Agreement with Jefferies, and $0.4 million in proceeds from the exercise of employee stock options

Years Ended December 31, 2017 and December 31, 2016 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2017 and December 31, 2016.

	Year ended December 31,
	2017	2016
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(25,842,451)	$(20,438,166)
Investing activities	(115,356)	(109,628)
Financing activities	57,502,293	10,000,525
Increase (decrease) in cash and cash equivalents	$31,544,486	$(10,547,269)

Operating Activities

For the year ended December 31, 2017, cash used in operating activities was $25.8 million, compared to $20.4 million for the year ended December 31, 2016. The increase from the comparable 2016 period was primarily the result of increased research and development activities related to the non-clinical studies and clinical trials of our product candidates, as well as an increase in the number of employees hired to support our research and development and general and administrative activities.

Investing Activities

For the years ended December 31, 2017 and 2016, cash used in investing activities primarily consisted of expenditures made for computer equipment and furniture and fixtures associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 primarily consisted of $54.2 million in net proceeds from sales of our common stock under a follow-on public offering, $3.0 million in net proceeds from sales of our common stock under the Sales Agreement with Jefferies, and $0.4 million in proceeds from the exercise of employee stock options. Cash provided by financing activities was $10.0 million for the year ended December 31, 2016 was comprised of proceeds from sales of our shares of common stock under the 2016 Sales Agreement, net of related offering costs.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	2019	2020 and 2021	2022 and 2023	2024 and Thereafter
Operating lease obligations	$433,661	$305,447	$128,214	-	$-

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. We will adopt the new leasing guidance using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance related to eight cash flow classification issues. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of the guidance in ASU No. 2016-15 in the first quarter of 2018 did not have an impact on our consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires changes in restricted cash and restricted cash equivalents to be explained in the statement of cash flows by including restricted cash and restricted cash equivalents in the beginning-of-period and end-of-period total cash and cash equivalents shown in the statement of cash flows. The pronouncement is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of the guidance in ASU No. 2016-18 in the first quarter of 2018 did not have an impact on our consolidated financial statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of December 31, 2018, we had cash and cash equivalents of $59.8 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Australia and Canada and to conduct clinical trials for our product candidates in Australia and New Zealand. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk. Accordingly, we do not believe our foreign currency exchange rate risk is significant due to the limited extent of our operations in foreign currencies; however, if we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 8.       Financial Statements and Supplementary Data

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zynerba Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 11, 2019

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$59,763,773	$62,510,277
Incentive and tax receivables	3,444,620	3,983,604
Prepaid expenses and other current assets	3,747,087	1,733,701
Total current assets	66,955,480	68,227,582
Property and equipment, net	371,963	164,527
Other assets	—	662,200
Total assets	$67,327,443	$69,054,309
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,461,567	$3,355,255
Accrued expenses	5,264,215	3,915,491
Deferred grant revenue	—	171,975
Total current liabilities	9,725,782	7,442,721
Deferred grant revenue, long-term	—	662,000
Total liabilities	9,725,782	8,104,721
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,626,873 shares issued and outstanding at December 31, 2018 and 13,553,873 shares issued and outstanding at December 31, 2017	17,627	13,554
Additional paid-in capital	175,476,075	138,916,900
Accumulated deficit	(117,892,041)	(77,980,866)
Total stockholders' equity	57,601,661	60,949,588
Total liabilities and stockholders' equity	$67,327,443	$69,054,309

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2018	2017	2016
Revenue	$86,000	$—	$7,250
Operating expenses:
Research and development	27,245,043	22,806,107	16,784,626
General and administrative	13,238,787	10,016,902	6,430,252
Total operating expenses	40,483,830	32,823,009	23,214,878
Loss from operations	(40,397,830)	(32,823,009)	(23,207,628)
Other income (expense):
Interest income	961,323	519,554	80,222
Foreign exchange (loss) gain	(474,668)	291,151	(189,497)
Loss on disposal of equipment	—	—	(99,147)
Total other income (expense)	486,655	810,705	(208,422)
Loss before income taxes	(39,911,175)	(32,012,304)	(23,416,050)
Income tax benefit	—	—	(27,543)
Net loss	$(39,911,175)	$(32,012,304)	$(23,388,507)

Net loss per share basic and diluted	$(2.61)	$(2.48)	$(2.58)
Basic and diluted weighted average shares outstanding	15,308,886	12,914,814	9,070,232

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2017 and 2018

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2015	9,199,919	$9,200	$62,276,779	$(22,580,055)	$39,705,924
Issuance of common stock, net of issuance costs	794,906	795	9,999,730	—	10,000,525
Stock-based compensation expense	—	—	3,269,366	—	3,269,366
Net loss	—	—	—	(23,388,507)	(23,388,507)
Balance at December 31, 2016	9,994,825	9,995	75,545,875	(45,968,562)	29,587,308
Issuance of common stock, net of issuance costs	3,516,594	3,517	57,289,524	—	57,293,041
Exercise of stock options	42,454	42	434,649	—	434,691
Stock-based compensation expense	—	—	5,646,852	—	5,646,852
Net loss	—	—	—	(32,012,304)	(32,012,304)
Balance at December 31, 2017	13,553,873	13,554	138,916,900	(77,980,866)	60,949,588
Issuance of common stock, net of issuance costs	4,062,500	4,062	29,933,443	—	29,937,505
Issuance of restricted stock	10,500	11	(11)	—	—
Stock-based compensation expense	—	—	6,625,743	—	6,625,743
Net loss	—	—	—	(39,911,175)	(39,911,175)
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(39,911,175)	$(32,012,304)	$(23,388,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,572	94,211	75,301
Stock-based compensation	6,625,743	5,646,852	3,269,366
Loss on disposal of equipment	—	—	99,147
Changes in operating assets and liabilities:
Incentive and tax receivables	538,984	(369,661)	(3,257,225)
Prepaid expenses and other assets	(1,291,186)	(324,304)	(285,041)
Deferred grant revenue	(833,975)	—	(7,250)
Accounts payable	1,103,013	1,492,171	1,044,127
Accrued expenses	1,271,673	(369,416)	2,011,916
Net cash used in operating activities	(32,397,351)	(25,842,451)	(20,438,166)
Cash flows from investing activities:
Purchases of property and equipment	(286,658)	(115,356)	(109,628)
Net cash used in investing activities	(286,658)	(115,356)	(109,628)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	29,937,505	57,293,041	10,000,525
Payment of financing costs	—	(225,439)	—
Proceeds from the exercise of stock options	—	434,691	—
Net cash provided by financing activities	29,937,505	57,502,293	10,000,525
Net (decrease) increase in cash and cash equivalents	(2,746,504)	31,544,486	(10,547,269)
Cash and cash equivalents at beginning of year	62,510,277	30,965,791	41,513,060
Cash and cash equivalents at end of year	$59,763,773	$62,510,277	$30,965,791

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$60,000	$15,000	$—
Changes in property and equipment acquired but not paid	$20,350	$—	$(19,444)

See accompanying notes to consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Company”, “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders, including Fragile X syndrome, Autism Spectrum Disorder, 22q11.2 Deletion Syndrome, and a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies. The Company was incorporated on January 31, 2007 under the laws of the State of Delaware as AllTranz, Inc. and changed its name to Zynerba Pharmaceuticals, Inc. in August 2014.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $117.9 million as of December 31, 2018. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

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

From January 29, 2019 through March 6, 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds after deducting commissions and offering expenses were $18.1 million.

Management believes that current cash and cash equivalents, including the net proceeds from the issuance of common stock from January 29, 2019 through March 6, 2019, is sufficient to fund operations and capital requirements into the first quarter of 2021. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

b.  Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates.

c.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses approximate fair value given their short‑term nature.

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2018 and 2017, the Company invested a portion of its cash balances in money market funds that seek to maintain a stable net asset value. These investments have been included as cash equivalents on the consolidated balance sheets.

e.  Incentive and Tax Receivable

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2018, the Company’s estimate of the amount of cash refund it expects to receive in 2019 for 2018 eligible spending as part of this incentive program was $3.1 million and was recorded as a current asset. During the years ended December 31, 2018, 2017 and 2016, the Company received $3.6 million, $3.6 million and $0.4 million, respectively, in research and development tax incentive refunds related to qualified Australian expenses under this incentive program.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2018, the incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended December 31, 2018.

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

g.  Impairment of Long‑Lived Assets

The Company assesses the recoverability of its long‑lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate an impairment may have occurred. If indicators of an impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2018, 2017 and 2016, the Company determined that there was no impairment of its long‑lived assets.

h.  Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. The Company incurred research and development expenses of $27.2 million, $22.8 million and $16.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were net of $3.4 million, $3.8 million, and $3.4 million, respectively, associated with the Australian research and development tax incentive program.

i.  Stock‑Based Compensation

The Company measures employee and nonemployee stock‑based awards at grant‑date fair value and records compensation expense on a straight‑line basis over the requisite service period of the award. Stock‑based awards issued to non‑employees, if any, are revalued until the award vests.

For restricted stock the Company uses the closing price of the Company’s common stock on the date of grant. The Company uses the Black‑Scholes option pricing model to estimate the fair value of its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the expected volatility of the Company’s common stock, the expected term of the Company’s stock options and the expected dividend yield. As a result, if factors change and management uses different assumptions, stock‑based compensation expense could be materially different for future awards.

The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For expected stock price volatility, the Company uses comparable public companies as a

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option.

j.  Revenue Recognition

Revenue related to research grants and research services for third party product development are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Grant revenue received is deferred until the related expenditures are incurred. Revenue was entirely related to work performed in connection with grants received in years prior to 2015.

k.  Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The carrying amount of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets. The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2018 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

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

The following potentially dilutive securities outstanding as of December 31, 2018, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti‑dilutive:

	December 31,
	2018	2017	2016
Stock options	3,152,267	2,386,538	1,808,493
Unvested restricted stock	10,500	108,730	253,702
	3,162,767	2,495,268	2,062,195

m.  Foreign Currency

The Company has determined the functional currency of its Australian subsidiary to be the U.S. dollar. The Company records remeasurement gains and losses on monetary assets and liabilities, such as incentive and tax receivables and accounts payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the consolidated statements of operations as they occur.

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

o.  Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for interim and annual periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company will adopt the new leasing standards using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis:

		Fair Value Measurement
	Carrying amount	as of December 31, 2018
	as of December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,554,458	$59,554,458	$—	$—
	$59,554,458	$59,554,458	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2017
	as of December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$61,133,457	$61,133,457	$—	$—
Certificate of deposit (included in prepaid expenses and other current assets)	20,171	20,171	—	—
	$61,153,628	$61,153,628	$—	$—

(4)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Prepaid development expenses	$2,671,815	$907,028
Prepaid insurance	393,451	355,838
Deferred financing costs	255,754	240,439
Other current assets	426,067	230,396
Total prepaid expenses and other current assets	$3,747,087	$1,733,701

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2018	2017
Equipment	2-5	$178,001	$85,417
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	300,407	199,016
Leasehold improvements	various	68,881	12,863
Construction in process		57,015	—
Total cost		634,623	327,615
Less accumulated depreciation		(262,660)	(163,088)
Property and equipment, net		$371,963	$164,527

Depreciation expense was $99,572, $94,211 and $75,301 for the years ended December 31, 2018, 2017 and 2016 respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(6)  Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Accrued compensation	$2,188,801	$1,503,615
Accrued research and development	1,928,305	2,059,536
Grants payable	747,926	—
Other	399,183	352,340
Total accrued expenses	$5,264,215	$3,915,491

During 2018, the Company discontinued research and development studies associated with a grant and received a refund for certain prepaid research and development costs. The Company is required to return the grant monies to the grantor and, accordingly, the Company reclassified the $0.7 million deferred grant revenue to accrued expenses to reflect a payable to the grantor.

(7)  Stockholders’ Equity

Preferred Stock

The Company’s board of directors are authorized to issue up to 10.0 million shares of preferred stock, with any rights, preferences and privileges as it may designate. As of December 31, 2018, no shares of preferred stock were issued.

Common Stock Transactions

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

From January 29, 2019 through March 6, 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds after deducting commissions and offering expenses were $18.1 million.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(8)  Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2019, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 6,304,869 shares. As of December 31, 2018, 1,153,809 shares were available for future issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non‑employee directors. Stock options granted to employees vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s next annual stockholders’ meeting that occurs after the grant date. The Company’s non-employee director compensation policy enables directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the grant date. The Company records forfeitures as they occur.

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. Vesting of these performance options is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. For year ended December 31, 2018, none of the performance-based metrics were deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. The aggregate estimated grant date fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $663,484.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded $6,625,743, $5,646,852 and $3,269,366, respectively, in stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants			Restricted stock awards
	2018	2017	2016	2018	2017	2016
Research and development	$2,884,689	$2,127,386	$1,137,639	$202,809	$157,480	$143,469
General and administrative	3,491,432	3,279,626	1,891,887	46,813	82,360	96,371
	$6,376,121	$5,407,012	$3,029,526	$249,622	$239,840	$239,840

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following table summarizes the Company’s stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2016	1,808,493	$10.22
Granted	639,599	19.01
Exercised	(42,454)	10.24
Forfeited	(19,100)	15.48
Outstanding as of December 31, 2017	2,386,538	12.53
Granted	875,416	11.34
Expired	(109,687)	9.20
Outstanding as of December 31, 2018	3,152,267	12.16	7.67	$—
Exercisable as of December 31, 2018	1,804,146	11.33	6.99	$—
Vested and expected to vest as of December 31, 2018	3,068,987	$12.18

The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $7.84, $12.95 and $6.48, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.53%	2.11%	1.54%
Expected term of options (in years)	6.12	6.12	6.01
Expected stock price volatility	78.09%	77.00%	77.00%
Expected dividend yield	0%	0%	0%

As of December 31, 2018, there was $9.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.26 years.

The following table summarizes the restricted stock award activity under the 2014 Plan:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2016	253,702	$1.65
Vested	(144,972)	1.65
Unvested as of December 31, 2017	108,730	1.65
Granted	10,500	11.86
Vested	(108,730)	1.65
Unvested as of December 31, 2018	10,500	$11.86

As of December 31, 2018, there was $17,637 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.75 years, and the Company expects all 10,500 unvested restricted stock awards to vest.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(9) Defined Contribution Retirement Plan

The Company offers a tax-qualified defined contribution retirement plan, which we refer to as our 401(k) plan, to eligible employees, including our current named executive officers. Our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to the limitations imposed by the Internal Revenue Service. The Company may, but is not required to, make discretionary employer matching contributions on behalf of eligible employees under this plan. On January 1, 2018, the Company commenced making an employer match of 33% for the first 6% of employee contributions. Employer matching contributions vest immediately. During the year ended December 31, 2018, the Company’s contributions to the plan was $84,276, and no contributions were made during the years ended December 31, 2017 and 2016.

(10)  Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2018	2017	2016
United States	$(34,308,847)	$(27,051,148)	$(18,803,227)
Foreign	(5,602,328)	(4,961,156)	(4,612,823)
Total	$(39,911,175)	$(32,012,304)	$(23,416,050)

The Company had $84.0 million and $56.8 million of federal net operating loss carryforwards and $2.3 million and $1.7 million of research tax credit carryforwards as of December 31, 2018 and 2017, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. The Company has $84.1 million and $57.1 million of state net operating loss carryforwards as of December 31, 2018 and 2017, respectively. The state net operating loss carryforwards begin to expire in 2028 and 2027, respectively. As of December 31, 2018 and 2017, the Company had $1.2 million and $0.4 million, respectively, of Australia net operating loss carryforwards, which have an indefinite life.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The components of the net deferred income tax asset as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$24,399,299	$16,130,487
Research and development credit carry forwards	2,291,226	1,739,824
Stock-based compensation	4,575,617	2,675,304
Other	706,745	259,241
Gross deferred tax assets	31,972,887	20,804,856
Deferred tax liabilities:
Property and equipment	(59,524)	(29,060)
Gross deferred tax liabilities	(59,524)	(29,060)
Less valuation allowance	(31,913,363)	(20,775,796)
Net deferred tax asset	$—	$—

The 2017 Tax Cuts and Jobs Act, which became effective in 2018, resulted in significant changes to the U.S. corporate income tax system. These changes included a federal statutory rate reduction from 34% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Cuts and Jobs Act also transitioned international taxation from a worldwide system to a modified territorial system and included base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). The 2017 Tax Cuts and Jobs Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  The Company recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  In regard to the change in the federal income tax rate as it related to our deferred tax assets and liabilities as of December 31, 2017, we decreased our related deferred tax assets by $8.7 million along with a corresponding offset against the valuation allowance for these deferred tax assets. The Company completed the accounting for the impacts of the 2017 Tax Cuts and Jobs Act as allowed under SAB No. 118 in the fourth quarter of 2018, which did not result in any material adjustments to the provisional estimates.

In assessing the realizability of deferred tax assets, the Company considers whether it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2018 and 2017, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $11.1 million and $3.0 million during the years ended December 31, 2018 and 2017, respectively, due primarily to the generation of net operating loss carryforwards during those years.

The Company does not have unrecognized tax benefits as of December 31, 2018 and 2017, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2018	2017	2016
Federal income tax benefit at statutory rate	21.0%	34.0%	34.0%
State income tax, net of federal benefit	6.8	6.5	7.8
Foreign tax rate differential	0.3	—	(0.2)
Nondeductible research and development expenses	(2.2)	(5.1)	(4.7)
Other permanent differences	—	(0.1)	—
Research and development credit benefit	1.4	1.3	3.9
Rate change from 2017 Tax Cuts and Jobs Act	0.3	(27.3)	—
Change in valuation allowance	(27.6)	(9.3)	(40.7)
Effective income tax rate	—%	—%	0.1%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s 2011 to 2018 tax years remain open and subject to examination.

(11)  Commitments and Contingencies

a.	Federal Grants

There was $86,000 in grant revenue recognized during the year ended December 31, 2018. Previous grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

As of December 31, 2017, there was $0.2 million included in deferred grant revenue and prepaid expenses and other current assets for prepaid research and development contracts related to a federal grant.

As of December 31, 2017, there also was $0.7 million included in deferred grant revenue, long-term and other assets for prepaid research and development contracts related to this grant. During 2018, the Company discontinued research and development studies associated with the grant and received a refund for certain prepaid research and development costs. As the Company is required to return the grant monies to the grantor, the Company reclassified the $0.7 million deferred grant revenue to accrued expense in the consolidated balance sheet as of December 31, 2018.

b.	Leases

The Company is a party to noncancelable operating leases for office space, under long-term lease arrangements that expire in 2020. As of December 31, 2018, future minimum lease commitments for all noncancelable leases were $305,447 and $128,214 for the years ending December 31, 2019 and 2020, respectively. Total lease expense for the years ended December 31, 2018, 2017 and 2016 was $264,648, $189,775 and $101,609 respectively.

c.	Employment Agreements

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

d.	Litigation

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

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$86,000
Operating expenses:
Research and development	8,975,513	8,533,466	4,859,902	4,876,162
General and administrative	3,420,623	3,436,340	3,125,780	3,256,044
Total operating expenses	12,396,136	11,969,806	7,985,682	8,132,206
Loss from operations	(12,396,136)	(11,969,806)	(7,985,682)	(8,046,206)
Other income (expense):
Interest income	175,184	186,304	278,214	321,621
Foreign exchange loss	(85,382)	(223,731)	(99,897)	(65,658)
Total other income (expense)	89,802	(37,427)	178,317	255,963
Net loss	$(12,306,334)	$(12,007,233)	$(7,807,365)	$(7,790,243)

Net loss per share basic and diluted	$(0.91)	$(0.89)	$(0.47)	$(0.44)
Basic and diluted weighted average shares outstanding	13,467,694	13,504,485	16,587,353	17,616,373

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating expenses:
Research and development	$5,491,455	$5,732,797	$5,753,764	$5,828,091
General and administrative	2,211,793	2,632,857	2,795,839	2,376,413
Total operating expenses	7,703,248	8,365,654	8,549,603	8,204,504
Loss from operations	(7,703,248)	(8,365,654)	(8,549,603)	(8,204,504)
Other income (expense):
Interest income	76,885	124,535	161,930	156,204
Foreign exchange gain ( loss)	367,342	(82,360)	76,468	(70,299)
Total other income (expense)	444,227	42,175	238,398	85,905
Net loss	$(7,259,021)	$(8,323,479)	$(8,311,205)	$(8,118,599)

Net loss per share basic and diluted	$(0.60)	$(0.64)	$(0.63)	$(0.60)
Basic and diluted weighted average shares outstanding	12,067,453	13,052,294	13,098,914	13,423,669

Per share amounts are calculated using the weighted average number of common shares outstanding for each period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2019 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 (the “2019 Proxy Statement”).

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2019 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	3,002,267		$12.26	1,153,809
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	3,152,267		$12.16	1,153,809

(1)	Reflects option grants that were “inducement grants” as defined in NASDAQ Listing Rule 5635(c)(4).
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

The other information required by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions,” “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Our Board” in our 2019 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2019 Proxy Statement.

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

10.5+

Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger. Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.6

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

10.10(A)+

Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(A) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.10(B)+

Form of Amendment to Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(B) to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.10(C)+

Form of Incentive Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(C) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.10(D)+

Form of Nonqualified Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(D) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.10(E)+

Form of Restricted Stock Grant Agreement under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(E) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.11+

Form of Award Agreement for Inducement Awards. Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.12+

Zynerba Pharmaceuticals, Inc. Non-Employee Director Compensation Policy. Incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.13+

Form of Indemnification Agreement for directors and officers. Incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.14

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

10.16

Lease Amendment dated December 1, 2016, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.17

Open Market Sale Agreement, dated June 9, 2017, by and between Jefferies LLC and the registrant. Incorporated herein by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3 (File No. 333-218638) filed on June 9, 2017.

10.18

Lease amendment dated February 9, 2018, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-37526) filed on March 12, 2018.

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

Date: March 11, 2019

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armando Anido Armando Anido	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2019

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2019

/s/ John P. Butler John P. Butler	Director	March 11, 2019

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 11, 2019

/s/ William J. Federici William J. Federici	Director	March 11, 2019

/s/ Thomas L. Harrison, LH.D Thomas L. Harrison, LH.D	Director	March 11, 2019

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 11, 2019

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 11, 2019

/s/ Pamela Stephenson Pamela Stephenson	Director	March 11, 2019

1