Form 10-Q
period 2019-03-31
Zynerba Pharmaceuticals, Inc.
filed 2019-05-08
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Smaller reporting company ☒
Non-accelerated filer ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No 

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	ZYNE	The Nasdaq Global Market

As of May 6, 2019, the registrant had 21,074,996 shares of Common Stock, $0.001 par value per share, outstanding.

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
•

the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;

•	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers; and
•

the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our 2018 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$68,299,111	$59,763,773
Incentive and tax receivables	3,395,590	3,444,620
Prepaid expenses and other current assets	2,524,401	3,747,087
Total current assets	74,219,102	66,955,480
Property and equipment, net	346,973	371,963
Incentive and tax receivables	692,249	—
Right-of-use assets	258,791	—
Total assets	$75,517,115	$67,327,443
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,947,625	$4,461,567
Accrued expenses	3,268,445	5,264,215
Lease liabilities	249,751	—
Total current liabilities	7,465,821	9,725,782
Lease liabilities, long-term	20,560	—
Total liabilities	7,486,381	9,725,782
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 21,074,996 shares issued and outstanding at March 31, 2019 and 17,626,873 shares issued and outstanding at December 31, 2018	21,075	17,627
Additional paid-in capital	195,048,717	175,476,075
Accumulated deficit	(127,039,058)	(117,892,041)
Total stockholders' equity	68,030,734	57,601,661
Total liabilities and stockholders' equity	$75,517,115	$67,327,443

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$6,306,712	$8,975,513
General and administrative	3,159,657	3,420,623
Total operating expenses	9,466,369	12,396,136
Loss from operations	(9,466,369)	(12,396,136)
Other income (expense):
Interest income	350,951	175,184
Foreign exchange loss	(31,599)	(85,382)
Total other income (expense)	319,352	89,802
Net loss	$(9,147,017)	$(12,306,334)

Net loss per share basic and diluted	$(0.47)	$(0.91)
Basic and diluted weighted average shares outstanding	19,452,088	13,467,694

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31, 2019
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	3,439,523	3,439	18,076,359	—	18,079,798
Issuance of restricted stock	8,600	9	(9)	—	—
Stock-based compensation expense	—	—	1,496,292	—	1,496,292
Net loss	—	—	—	(9,147,017)	(9,147,017)
Balance at March 31, 2019	21,074,996	$21,075	$195,048,717	$(127,039,058)	$68,030,734

	Three months ended March 31, 2018
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2017	13,553,873	$13,554	$138,916,900	$(77,980,866)	$60,949,588
Issuance of restricted stock	7,500	7	(7)	—	—
Stock-based compensation expense	—	—	1,687,024	—	1,687,024
Net loss	—	—	—	(12,306,334)	(12,306,334)
Balance at March 31, 2018	13,561,373	$13,561	$140,603,917	$(90,287,200)	$50,330,278

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,147,017)	$(12,306,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,256	26,566
Stock-based compensation	1,496,292	1,687,024
Changes in operating assets and liabilities:
Incentive and tax receivables	(643,219)	(1,179,899)
Prepaid expenses and other assets	1,222,686	(55,296)
Right-of-use assets	(1,303)	—
Accounts payable	(510,643)	1,250,595
Accrued expenses	(1,965,896)	216,038
Net cash used in operating activities	(9,519,844)	(10,361,306)
Cash flows from investing activities:
Purchases of property and equipment	(24,616)	(17,373)
Net cash used in investing activities	(24,616)	(17,373)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	18,079,798	—
Net cash provided by financing activities	18,079,798	—
Net increase (decrease) in cash and cash equivalents	8,535,338	(10,378,679)
Cash and cash equivalents at beginning of period	59,763,773	62,510,277
Cash and cash equivalents at end of period	$68,299,111	$52,131,598

Supplemental disclosures of cash flow information:
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$12,824	$—
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$325,683	$—

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, NC.

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $127.0 million as of March 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In June 2017, the Company entered into the Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, (“Jefferies”) pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. From June 2017 through May 6, 2019, the Company has cumulative gross proceeds of $21.9 million from shares sold in the open market under the Sales Agreement, leaving $28.1 million available for future issuances.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements into the first quarter of 2021. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2019 its results of operations and cash flows for the three months ended March 31, 2019 and 2018. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2019, the Company’s estimate of the amount of cash refund it expects to receive in 2019 for 2018 eligible spending as part of this incentive program was $3.2 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 eligible spending through March 31, 2019 was $0.7 million and was recorded as a non-current asset.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2019, incentive and tax receivables included $0.2 million for refundable GST on expenses incurred with Australian vendors during the three months ended March 31, 2019.

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid to Australian vendors pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors.  The Company incurred research and development expenses of $6.3 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively, which were net of $0.7 million and $1.1 million, respectively, associated with the Australian research and development tax incentive program.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2019	2018
Stock options	3,846,712	3,043,908
Unvested restricted stock	11,600	79,987
	3,858,312	3,123,895

f. Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), Accounting Standards Codification 842 (“ASC 842”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months. ASC 842 became effective on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offered a transition option to entities adopting ASC 842. Under ASU 2018-11, entities can elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment, if any, to retained earnings at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.

As of January 1, 2019, the Company adopted ASC 842 using the modified-retrospective method and recognized right-of-use assets and corresponding lease liability of $325,683, which represented the present value of the remaining lease payments of $350,507, discounted using the Company’s incremental borrowing rate of 11.17%. In addition, the Company eliminated its deferred rent liability and recorded an adjustment to decrease its right-of-use assets by $12,824. The adoption of the standard did not have an impact on the Company’s consolidated statements of cash flows and had no impact on the Company’s consolidated statement of operations.

(3) Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards

Codification 820 (“ASC 820”), Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy that serves to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurement
	Carrying amount	as of March 31, 2019
	as of March 31, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$67,482,306	$67,482,306	$—	$—
	$67,482,306	$67,482,306	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2018
	as of December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,554,458	$59,554,458	$—	$—
	$59,554,458	$59,554,458	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Prepaid development expenses	$1,713,275	$2,671,815
Prepaid insurance	238,010	393,451
Deferred financing costs	178,661	255,754
Other current assets	394,455	426,067
Total prepaid expenses and other current assets	$2,524,401	$3,747,087

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2019	2018
Equipment	2-5	$178,001	$178,001
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	300,407	300,407
Leasehold improvements	various	68,881	68,881
Construction in process		61,281	57,015
Total cost		638,889	634,623
Less accumulated depreciation		(291,916)	(262,660)
Property and equipment, net		$346,973	$371,963

Depreciation expense was $29,256 and $26,566 for the three months ended March 31, 2019 and 2018, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Accrued compensation	$846,266	$2,188,801
Accrued research and development	2,077,962	1,928,305
Grants payable	—	747,926
Other	344,217	399,183
Total accrued expenses	$3,268,445	$5,264,215

(7) Common Stock

In June 2017, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. From June 2017 through May 6, 2019, the Company has cumulative gross proceeds of $21.9 million from shares sold in the open market under the Sales Agreement, leaving $28.1 million available for future issuances.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2019, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 6,304,869 shares. As of March 31, 2019, 1,950,764 shares were available for future issuance under the 2014 Plan.

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

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the three months ended March 31, 2019, none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. The aggregate estimated grant date fair value of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable is $663,484 and $24,850, respectively.

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2019	2018	2019	2018	2019	2018
Research and development	$659,159	$683,804	$7,020	$64,440	$666,179	$748,244
General and administrative	830,113	918,923	—	19,857	830,113	938,780
	$1,489,272	$1,602,727	$7,020	$84,297	$1,496,292	$1,687,024

The following table summarizes the stock option activity for the three months ended March 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2018	3,152,267	$12.16
Granted	716,195	3.72
Forfeited	(21,750)	11.85
Outstanding as of March 31, 2019	3,846,712	10.59	7.86	$1,995,156
Exercisable as of March 31, 2019	2,038,267	11.53	6.90	$785,437
Vested and expected to vest as of March 31, 2019	3,763,432	$10.57

The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $2.63 and $8.15, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2019	2018
Weighted-average risk-free interest rate	2.54%	2.43%
Expected term of options (in years)	6.23	6.20
Expected stock price volatility	80.00%	78.00%
Expected dividend yield	0%	0%

As of March 31, 2019, excluding performance-based stock options that have not been deemed probable, there was $9.6 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.43 years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restricted stock award activity under the 2014 Plan for the three months ended March 31, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2018	10,500	$11.86
Granted	8,600	4.42
Vested	(7,500)	13.46
Unvested as of March 31, 2019	11,600	$5.31

As of March 31, 2019, excluding performance-based restricted stock awards that have not been deemed probable, there was $23,756 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.16 years. The Company expects that all 6,600 of unvested, non-performance based, restricted stock awards will vest.

(9) Operating Lease Obligations

The Company adopted ASC 842 prospectively using the modified-retrospective method and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, and to exclude leases with an initial term of 12 months or less.

The Company leases its headquarters where it occupies 10,877 square feet of office space pursuant to a five-year lease that expires on May 31, 2020. The Company’s lease contains variable lease costs that do not depend on a rate or index and consist primarily of common area maintenance, taxes, and insurance. As the implicit rate was not readily determinable for the Company’s lease, the Company used an estimated incremental borrowing rate, or discount rate, to determine the initial present value of the lease payments. The discount rate for the lease was calculated using a synthetic credit rating model.

As of January 1, 2019, the Company recognized a lease liability of $325,683 and right-of-use assets of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of March 31, 2019, the Company’s right-of-use asset, net of amortization, was $258,791.

Other operating lease information as of March 31, 2019:

Weighted-average remaining lease term - operating leases	1.2	years
Weighted-average discount rate - operating leases	11.17%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2019:

Year ended:
December 31, 2019 (remaining months)	$185,855
December 31, 2020	103,757
Total minimum lease payments	289,612
Less: imputed lease interest	(19,301)
Total lease liabilities	$270,311

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$59,591
Variable lease expense	14,674
Total lease expense	$74,265

Cash payments related to operating leases for the three months ended March 31, 2019 was $60,894.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2018 Annual Report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2018 Annual Report.

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

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE and ASD. Prior to February 2019, Zygel was referred to as ZYN002. In 2017, we completed three Phase 2 clinical trials for Zygel and two of those studies have open-label extensions that are ongoing. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE, and in July 2018, we initiated what we believe will be a pivotal clinical trial evaluating Zygel in children and adolescent patients with FXS. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD. We intend to initiate a trial in 22q during the first half of 2019.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and Tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. An additional patent, directed to methods of treating FXS with synthetic or purified CBD, will expire in 2038. CBD is the primary non‑euphoric component of Cannabis. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS, ASD and 22q and reduction in seizures in patients with DEE. We have been granted orphan drug designation from the U.S. Food and Drug Administration, or FDA, for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by FDA in order to get new important drugs to the patient earlier. In our Phase 1 program, Zygel was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of June 2018, the Zygel safety database across all clinical studies conducted by us includes data from 570 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Enrollment in this study was complete in December 2018 and 48 patients with confirmed DEE are being dosed in the clinical trial, 27% of whom have either Dravet or Lennox-Gastaut syndrome. Patients received weight-based initial doses of 250 mg or 500 mg daily and during the maintenance phase patients receive up to 1000 mg daily of Zygel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in the third quarter of 2019.

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

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial. The study will assess the safety, tolerability and efficacy of Zygel for the treatment of child and adolescent patients with ASD. We expect to present top line data from this study in the first half of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

2019
2020
1Q
2Q
3Q
4Q
1Q
2Q
FXS
NDA submission
Topline pivotal CONNECT-FX data
Present/publish additional data from Phase 2 FAB-C study
DEE
BELIEVE 1 Phase 2 data
ASD (pediatric)
Initiate Phase 2 BRIGHT open label study
Present Phase 2 BRIGHT topline results
22q
Initiate Ph2 OL study
Present Phase 2 topline results
Other indications
Assessment of other rare and near-rare neuropsychiatric disorders

We have never been profitable and have incurred net losses since inception. Our net losses were $9.1 million and $12.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, our accumulated deficit was $127.0 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Research and Development Expenses

Our research and development expenses relating to our product candidates consisted of the following:

•	expenses associated with preclinical development and clinical trials;

•	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

•	payments to third‑party CROs or CMOs, contractor laboratories and independent contractors; and

•	depreciation, maintenance and other facility-related expenses.

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Generally speaking, expenses associated with clinical trials will increase as our clinical trials progress. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. We use third-party CROs, CMOs, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each study completed at the end of each reporting period.

For the three months ended March 31, 2019 and 2018, we incurred research and development expenses of $6.3 million and $9.0 million, respectively, which were net of $0.7 million and $1.1 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd, our Australian subsidiary.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2018 Annual Report under Part I, Item 7, “Critical Accounting Policies and Use of Estimates”. During the three months ended March 31, 2019, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2018 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expenses

Research and development expenses decreased by $2.7 million, or 30%, to $6.3 million for the three months ended March 31, 2019 from $9.0 million for the three months ended March 31, 2018. The decrease was primarily related to decreases in clinical and non-clinical trial costs related to our Zygel program and a decrease in manufacturing costs, predominantly due to the discontinuation of the ZYN001 program.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 8%, to $3.2 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018. The decrease was primarily related to lower costs associated with the recruiting of new employees, lower stock-based compensation expense and a decrease in pre-commercialization expense for our product candidates; slightly offset by higher employee-related costs.

Other Income (Expense)

During the three months ended March 31, 2019 and 2018, we recognized $0.4 million and $0.2 million, respectively, in interest income. The increase in interest income was primarily related to a higher average interest rate earned on our investments. During the three months ended March 31, 2019 and 2018, we recognized a foreign currency loss of $31,599 and $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities, which are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016, 2017 and 2019, and our follow-on public offerings in the first quarter of 2017 and the third quarter of 2018; the 2018 and 2019 transactions are described below under Equity Financings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2019, our principal source of liquidity were our cash and cash equivalents of $68.3 million. Our working capital was $66.8 million as of March 31, 2019.

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements beyond the expected NDA submission and potential approval of Zygel for the treatment of FXS and into the first quarter of 2021.   Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Equity Financings

In June 2017, we entered into an Open Market Sales Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may sell, from time to time, up to $50 million of our common stock. In the first quarter of 2019, we sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. From June 2017 through May 6, 2019, we have cumulative gross proceeds of $21.9 million from shares sold in the open market under the Sales Agreement, leaving $28.1 million available for future issuances.

In July 2018, we completed a follow-on public offering, selling 4,062,500 shares of our common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Debt

We had no debt outstanding as of March 31, 2019 or December 31, 2018.

Future Capital Requirements

During the three months ended March 31, 2019, net cash used in operating activities was $9.5 million, and our accumulated deficit as of March 31, 2019 was $127.0 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(9,519,844)	$(10,361,306)
Investing activities	(24,616)	(17,373)
Financing activities	18,079,798	—
Net increase (decrease) in cash and cash equivalents	$8,535,338	$(10,378,679)

Operating Activities

For the three months ended March 31, 2019, cash used in operating activities was $9.5 million compared to $10.4 million for the three months ended March 31, 2018. The decrease from the comparable 2018 period was primarily the result of decreased research and development activities related to our product candidates and a decrease in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued expenses as a result of the timing of payments.

We expect cash used in operating activities to continue to increase in 2019 as compared to 2018, due to an expected increase in our operating losses associated with ongoing development of our product candidates.

Investing Activities

For the three months ended March 31, 2019 and 2018 cash used in investing activities represented the cost of expenditures made for manufacturing equipment and furniture and fixtures and leasehold improvements associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 consisted of $18.1 million in net proceeds from sales of our shares of common stock under the Sales Agreement with Jefferies.

Contractual Obligations

Other than the changes related to the adoption of the new lease accounting standard as described in Note 9 of our Notes to Unaudited Consolidated Financial Statements, there were no material changes in our contractual obligations since December 31, 2018. Our material contractual obligations consist of commitments under operating lease agreements and the related amounts of our obligations as of December 31, 2018 were disclosed in “Contractual Obligations” in Part I, Item 7 in our 2018 Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

For descriptions of recently issued accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements” of our Notes to Unaudited Consolidated Financial Statements included above in Part I of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of March 31, 2019, we had cash and cash equivalents of $68.3 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our December 31, 2018 Annual Report, under the caption “Item 1A. “Risk Factors”.  There have been no material changes to the risk factors disclosed in our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 8, 2019	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: May 8, 2019	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)