Form 10-Q
period 2019-06-30
Zynerba Pharmaceuticals, Inc.
filed 2019-08-06
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 23,198,010 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our estimates regarding expenses, future revenue, capital requirements, tax credits and timing and availability of and the need for additional financing;
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
•

our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption; and

•

the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our 2018 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$88,661,332	$59,763,773
Incentive and tax receivables	3,407,677	3,444,620
Prepaid expenses and other current assets	1,501,924	3,747,087
Total current assets	93,570,933	66,955,480
Property and equipment, net	332,076	371,963
Incentive and tax receivables	1,459,830	—
Right-of-use assets	206,250	—
Total assets	$95,569,089	$67,327,443
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,742,146	$4,461,567
Accrued expenses	6,027,522	5,264,215
Lease liabilities	216,014	—
Total current liabilities	9,985,682	9,725,782
Total liabilities	9,985,682	9,725,782
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,198,010 shares issued and outstanding at June 30, 2019 and 17,626,873 shares issued and outstanding at December 31, 2018	23,198	17,627
Additional paid-in capital	223,734,452	175,476,075
Accumulated deficit	(138,174,243)	(117,892,041)
Total stockholders' equity	85,583,407	57,601,661
Total liabilities and stockholders' equity	$95,569,089	$67,327,443

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,223,783	$8,533,466	$14,530,495	$17,508,979
General and administrative	3,287,276	3,436,340	6,446,933	6,856,963
Total operating expenses	11,511,059	11,969,806	20,977,428	24,365,942
Loss from operations	(11,511,059)	(11,969,806)	(20,977,428)	(24,365,942)
Other income (expense):
Interest income	439,201	186,304	790,152	361,488
Foreign exchange loss	(63,327)	(223,731)	(94,926)	(309,113)
Total other income (expense)	375,874	(37,427)	695,226	52,375
Net loss	$(11,135,185)	$(12,007,233)	$(20,282,202)	$(24,313,567)

Net loss per share basic and diluted	$(0.50)	$(0.89)	$(0.98)	$(1.80)
Basic and diluted weighted average shares outstanding	22,116,758	13,504,485	20,791,784	13,486,191

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30, 2019
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	3,439,523	3,439	18,076,359	—	18,079,798
Issuance of restricted stock	8,600	9	(9)	—	—
Stock-based compensation expense	—	—	1,496,292	—	1,496,292
Net loss	—	—	—	(9,147,017)	(9,147,017)
Balance at March 31, 2019	21,074,996	21,075	195,048,717	(127,039,058)	68,030,734
Issuance of common stock, net of issuance costs	2,082,031	2,082	27,014,371	—	27,016,453
Exercise of stock options	40,983	41	189,659	—	189,700
Stock-based compensation expense	—	—	1,481,705	—	1,481,705
Net loss	—	—	—	(11,135,185)	(11,135,185)
Balance at June 30, 2019	23,198,010	$23,198	$223,734,452	$(138,174,243)	$85,583,407

	Six months ended June 30, 2018
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2017	13,553,873	$13,554	$138,916,900	$(77,980,866)	$60,949,588
Issuance of restricted stock	7,500	7	(7)	—	—
Stock-based compensation expense	—	—	1,687,024	—	1,687,024
Net loss	—	—	—	(12,306,334)	(12,306,334)
Balance at March 31, 2018	13,561,373	13,561	140,603,917	(90,287,200)	50,330,278
Stock-based compensation expense	—	—	1,755,859	—	1,755,859
Net loss	—	—	—	(12,007,233)	(12,007,233)
Balance at June 30, 2018	13,561,373	$13,561	$142,359,776	$(102,294,433)	$40,078,904

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,282,202)	$(24,313,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,180	48,152
Stock-based compensation	2,977,997	3,442,883
Changes in operating assets and liabilities:
Incentive and tax receivables	(1,422,887)	(2,034,642)
Prepaid expenses and other assets	2,245,163	(337,277)
Right-of-use assets	(3,060)	—
Accounts payable	(720,964)	2,921,369
Accrued expenses	775,155	995,427
Net cash used in operating activities	(16,368,618)	(19,277,655)
Cash flows from investing activities:
Purchases of property and equipment	(24,616)	(117,571)
Net cash used in investing activities	(24,616)	(117,571)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	45,101,093	—
Proceeds from the exercise of stock options	189,700	—
Net cash provided by financing activities	45,290,793	—
Net increase (decrease) in cash and cash equivalents	28,897,559	(19,395,226)
Cash and cash equivalents at beginning of period	59,763,773	62,510,277
Cash and cash equivalents at end of period	$88,661,332	$43,115,051

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$4,842	$63,288
Changes in property and equipment acquired but not paid	$2,323	$39,838
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$12,824	$—
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$325,683	$—

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, NC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (“Zynerba”, the “Company”, “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders, including Fragile X syndrome, autism spectrum disorder, 22q11.2 deletion syndrome, and a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies. The Company was incorporated on January 31, 2007 under the laws of the State of Delaware as AllTranz, Inc. and changed its name to Zynerba Pharmaceuticals, Inc. in August 2014.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $138.2 million as of June 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In June 2017, the Company entered into the Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, (“Jefferies”) pursuant to which the Company sold $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the Sales Agreement, which has terminated pursuant to its terms.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

In July 2019, the Australian government’s Department of Industry, Innovation and Science (“AusIndustry”) responded to an Advance Overseas Finding (“AOF”) application submitted by Zynerba that will allow certain research and development expenses incurred with respect to the Company’s product candidate Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. Management believes that this decision will generate an incremental $7.0 to $9.0 million in cash tax credits over the next 18 to 24 months.

Management believes that current cash and cash equivalents and the proceeds anticipated from the AOF are sufficient to fund operations and capital requirements into the second half of 2021. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2019, the Company’s estimate of the amount of cash refund it expects to receive in 2019 for 2018 eligible spending as part of this incentive program was $3.1 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 eligible spending through June 30, 2019 was $1.5 million and was recorded as a non-current asset.

In July 2019, AusIndustry responded to an AOF application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. The anticipated benefit of this AOF decision will be assessed and recorded in the Company’s third quarter consolidated financial statements.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2019, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended June 30, 2019.

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors.  The Company incurred research and development expenses of $14.5 million and $17.5 million for the six months ended June 30, 2019 and 2018, respectively, which were net of $1.5 million and $2.1 million, respectively, associated with the Australian research and development tax incentive program.

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

The following potentially dilutive securities outstanding as of June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2019	2018
Stock options	3,874,957	3,222,413
Unvested restricted stock	11,600	43,745
	3,886,557	3,266,158

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurement
	Carrying amount	as of June 30, 2019
	as of June 30, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$88,539,038	$88,539,038	$—	$—
	$88,539,038	$88,539,038	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2018
	as of December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,554,458	$59,554,458	$—	$—
	$59,554,458	$59,554,458	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepaid development expenses	$1,012,799	$2,671,815
Prepaid insurance	66,925	393,451
Deferred financing costs	—	255,754
Other current assets	422,200	426,067
Total prepaid expenses and other current assets	$1,501,924	$3,747,087

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2019	2018
Equipment	2-5	$257,309	$178,001
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	300,407	300,407
Leasehold improvements	various	68,881	68,881
Construction in process		—	57,015
Total cost		656,916	634,623
Less accumulated depreciation		(324,840)	(262,660)
Property and equipment, net		$332,076	$371,963

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $32,924 and $21,586 for the three months ended June 30, 2019 and 2018, respectively, and $62,180 and $48,152 for the six months ended June 30, 2019 and 2018, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accrued compensation	$1,412,440	$2,188,801
Accrued research and development	4,250,219	1,928,305
Grants payable	—	747,926
Other	364,863	399,183
Total accrued expenses	$6,027,522	$5,264,215

(7) Common Stock

In June 2017, the Company entered into the Sales Agreement with Jefferies pursuant to which the Company sold $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the Sales Agreement, which has terminated pursuant to its terms.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2019, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 6,304,869 shares. As of June 30, 2019, 1,881,536 shares were available for future issuance under the 2014 Plan.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the six months ended June 30, 2019, none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of June 30, 2019, the aggregate estimated grant date fair values of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable were $663,484 and $24,850, respectively.

For the six months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2019	2018	2019	2018	2019	2018
Research and development	$1,327,595	$1,393,962	$14,537	$130,668	$1,342,132	$1,524,630
General and administrative	1,635,865	1,878,707	—	39,546	1,635,865	1,918,253
	$2,963,460	$3,272,669	$14,537	$170,214	$2,977,997	$3,442,883

The following table summarizes the stock option activity for the six months ended June 30, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2018	3,152,267	$12.16
Granted	815,423	4.85
Exercised	(40,983)	4.63
Cancelled / Forfeited	(51,750)	10.87
Outstanding as of June 30, 2019	3,874,957	10.72	7.68	$14,759,569
Exercisable as of June 30, 2019	2,225,087	11.77	6.81	$6,380,901
Vested and expected to vest as of June 30, 2019	3,791,677	$10.70

The weighted-average grant date fair values of options granted during the six months ended June 30, 2019 and 2018 were $3.37 and $7.94, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2019	2018
Weighted-average risk-free interest rate	2.47%	2.51%
Expected term of options (in years)	6.15	6.13
Expected stock price volatility	80.00%	78.00%
Expected dividend yield	0%	0%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, excluding performance-based stock options that have not been deemed probable, there was $8.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.21 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the six months ended June 30, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2018	10,500	$11.86
Granted	8,600	4.42
Vested	(7,500)	13.46
Unvested as of June 30, 2019	11,600	$5.31

As of June 30, 2019, excluding performance-based restricted stock awards that have not been deemed probable, there was $16,239 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.09 years. The Company expects that all 6,600 of unvested, non-performance based, restricted stock awards will vest.

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

As of January 1, 2019, the Company recognized a lease liability of $325,683 and right-of-use assets of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of June 30, 2019, the Company’s right-of-use asset, net of amortization, was $206,250.

Other operating lease information as of June 30, 2019:

Weighted-average remaining lease term - operating leases	0.9	years
Weighted-average discount rate - operating leases	11.17%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019:

Year ended:
December 31, 2019 (remaining months)	$124,508
December 31, 2020	103,757
Total minimum lease payments	228,265
Less: imputed lease interest	(12,251)
Total lease liabilities	$216,014

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expense for the six months ended June  30, 2019 was comprised of the following:

Operating lease expense	$119,182
Variable lease expense	29,349
Total lease expense	$148,531

Cash payments related to operating leases for the six months ended June 30, 2019 was $122,242.

(10)  Subsequent Events

In July 2019, AusIndustry responded to an AOF application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. Management believes that this decision will generate an incremental $7.0 to $9.0 million in cash tax credits over the next 18 to 24 months. The anticipated benefit of this AOF decision will be assessed and recorded in the Company’s third quarter consolidated financial statements.

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

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE, ASD and 22q. In 2017, we completed three Phase 2 clinical trials for Zygel and two of those studies have open-label extensions that are ongoing. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE, and in July 2018, we initiated what we believe will be a pivotal clinical trial evaluating Zygel in children and adolescent patients with FXS. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD and in May 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with 22q.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and Tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. Two additional patents, directed to methods of treating FXS with synthetic or purified CBD and methods of treating ASD with synthetic CBD, respectively, will expire in 2038. CBD is the primary non‑euphoric component of Cannabis. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS, ASD and 22q and reduction in seizures in patients with DEE. We have been granted orphan drug designation from the U.S. Food and Drug Administration, or FDA,  for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by FDA in order to get new important drugs to the patient earlier. In our Phase 1 program, Zygel was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of June 2018, the Zygel safety database across all clinical studies conducted by us includes data from 570 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Enrollment in this study was complete in December 2018 and 48 patients with confirmed DEE are being dosed in the clinical trial, 27% of whom have either Dravet or Lennox-Gastaut syndromes.  Patients received weight-based initial doses of 250 mg or 500 mg daily and during the maintenance phase patients receive up to 1000 mg daily of Zygel. The primary endpoint is change in seizure frequency from baseline. We expect to report top line results from the BELIEVE 1 trial in September of 2019.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. Approximately 200 male and female patients with FXS will be enrolled at approximately 20 clinical sites in the United States, Australia, and New Zealand. The study is being conducted in the United States under an Investigational New Drug (IND) application opened with the FDA. Patients will be randomized 1:1 to either trial drug or placebo. Randomization will be stratified by gender, weight, and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the Aberrant Behavior Checklist-Community FXS Specific (ABC-CFXS) Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score, the ABC-CFXS Socially Unresponsive/Lethargic subscale score, and improvement in Clinical Global Impression - Improvement (CGI-I) at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected. If we obtain positive results from this trial, we plan to request a meeting with the FDA to determine the acceptability of these data as the basis for an NDA filing. We expect to report top line results from the CONNECT-FX trial in the first half of 2020.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of behavioral symptoms of ASD. We expect to enroll approximately 36 male and female patients (age four to 17 years) and to report top line data from this study in the first half of 2020.

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (age six to 17 years) and to report top line data from this study in the first half of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $20.3 million and $24.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, our accumulated deficit was $138.2 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

For the six months ended June 30, 2019 and 2018, we incurred research and development expenses of $14.5 million and $17.5 million, respectively, which were net of $1.5 million and $2.1 million, respectively, associated with the Australian research and development tax incentive program. As part of this program, we are eligible to receive a cash refund from the Australian Taxation Office for a percentage of our research and development costs expended by Zynerba Pharmaceuticals Pty Ltd, our Australian subsidiary.

Excluding the reduction of research and development expenses from the July 2019 Advance Overseas Finding, or AOF, application, as discussed in Footnote 10 of our unaudited consolidated financial statements, we expect research and development expenses to increase in 2019 as compared to 2018 as we continue to advance our clinical trials. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2018 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates”. During the six months ended June 30, 2019, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2018 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 4%, to $8.2 million for the three months ended June 30, 2019 from $8.5 million for the three months ended June 30, 2018.  The decrease was primarily related to a  decrease in non-clinical trial costs related to our Zygel program and decreases in employee-related costs and stock-based compensation expense; partially offset by an increase in clinical trial costs related to our Zygel program.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 4%, to $3.3 million for the three months ended June 30, 2019 from $3.4 million for the three months ended June 30, 2018.  The decrease was primarily related to lower stock-based compensation expense and a decrease in pre-commercialization expense for our product candidates; slightly offset by higher employee-related costs.

Other Income (Expense)

During the three months ended June 30, 2019 and 2018, we recognized $0.4 million and $0.2 million, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $45.1 million in net proceeds from the sale of our shares of common stock under the Sales Agreement with Jefferies during the first half of 2019. During the three months ended June 30, 2019 and 2018, we recognized foreign currency losses of $0.1 million and $0.2 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities, which are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses

Research and development expenses decreased by $3.0 million, or 17%, to $14.5 million for the six months ended June 30, 2019 from $17.5 million for the six months ended June 30, 2018.  The decrease was primarily related to decreases in clinical and non-clinical trial costs related to our Zygel program,  a decrease in manufacturing costs, predominantly due to the discontinuation of the ZYN001 program, and decreases in employee-related costs and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 6%, to $6.4 million for the six months ended June 30, 2019 from $6.9 million for the six months ended June 30, 2018.  The decrease was primarily related to lower costs associated with the recruiting of new employees, lower stock-based compensation expense and a decrease in pre-commercialization expense for our product candidates; slightly offset by higher employee-related costs.

Other Income (Expense)

During the six months ended June 30, 2019 and 2018, we recognized $0.8 million and $0.4 million, respectively, in interest income. The increase in interest income was related both to a higher average interest rate earned on our investments and to a  higher amount of invested cash resulting from the receipt of $45.1 million in net proceeds from the sale of our shares of common stock under the Sales Agreement with Jefferies during the first half of 2019. During the six months ended June 30, 2019 and 2018, we recognized foreign currency losses of $0.1 million and $0.3 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of our Australian subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering in 2016, 2017 and 2019, and our follow-on public offerings in the first quarter of 2017 and the third quarter of 2018, of which our 2018 and 2019 transactions are described below under Equity Financings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents of  $88.7 million. Our working capital was  $83.6 million as of June 30, 2019.

In July 2019, the Australian government’s Department of Industry, Innovation and Science, or AusIndustry, responded to an AOF application submitted by us that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, we are eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. We believe that this decision will generate an incremental $7.0 to $9.0 million in cash tax credits over the next 18 to 24 months.

Management believes that current cash and cash equivalents and the proceeds anticipated from the AOF are sufficient to fund operations and capital requirements beyond the expected NDA submission and potential approval of Zygel for the treatment of FXS and into the second half of 2021.   Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Equity Financings

In June 2017, we entered into an Open Market Sales Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we sold $50.0 million of our common stock. In the first quarter of 2019, we sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, we sold and issued 2,082,031 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, we have cumulative gross proceeds of $50.0 million from shares sold in the open market under the Sales Agreement, which has terminated pursuant to its terms.

In July 2018, we completed a follow-on public offering, selling 4,062,500 shares of our common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Debt

We had no debt outstanding as of June 30, 2019 or December 31, 2018.

Future Capital Requirements

During the six months ended June 30, 2019, net cash used in operating activities was $16.4 million, and our accumulated deficit as of June 30, 2019 was $138.2 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we may develop or in-license;

•	the terms of any collaboration agreements we may choose to execute;

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

•

the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(16,368,618)	$(19,277,655)
Investing activities	(24,616)	(117,571)
Financing activities	45,290,793	—
Net increase (decrease) in cash and cash equivalents	$28,897,559	$(19,395,226)

Operating Activities

For the six months ended June 30, 2019, cash used in operating activities was $16.4 million compared to $19.3 million for the six months ended June 30, 2018. The decrease from the comparable 2018 period was primarily the result of decreased research and development activities related to our product candidates and a decrease in prepaid manufacturing and prepaid clinical trial costs.

Excluding the cash anticipated to be received from the July 2019 AOF application, as discussed in Footnote 10 of our unaudited consolidated financial statements, we expect cash used in operating activities in 2019 to be similar to 2018.

Investing Activities

For the six months ended June 30, 2019, cash used in investing activities represented the cost of expenditures made for manufacturing equipment. For the six months ended June 30, 2018, cash used in investing activities represented the cost of expenditures made for manufacturing equipment and furniture and fixtures and leasehold improvements associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of $45.1 million in net proceeds from sales of our shares of common stock under the Sales Agreement with Jefferies.

Contractual Obligations

Other than the changes related to the adoption of the new lease accounting standard as described in Note 9 of our Notes to Unaudited Consolidated Financial Statements, there were no material changes in our contractual obligations since December 31, 2018. Our material contractual obligations consist of commitments under operating lease agreements and the related amounts of our obligations as of December 31, 2018 were disclosed in “Contractual Obligations” in Part II, Item 7 in our 2018 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of June 30, 2019, we had cash and cash equivalents of  $88.7 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our December 31, 2018 Annual Report, under the caption “Item 1A. “Risk Factors.”  There have been no material changes to the risk factors disclosed in our 2018 Annual Report.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: August 6, 2019	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: August 6, 2019	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)