Form 10-Q
period 2019-09-30
Zynerba Pharmaceuticals, Inc.
filed 2019-11-06
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 23,198,010 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$77,547,530	$59,763,773
Incentive and tax receivables	13,446,981	3,444,620
Prepaid expenses and other current assets	2,831,340	3,747,087
Total current assets	93,825,851	66,955,480
Property and equipment, net	339,213	371,963
Right-of-use assets	152,166	—
Total assets	$94,317,230	$67,327,443
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,302,459	$4,461,567
Accrued expenses	5,842,262	5,264,215
Lease liabilities	159,267	—
Total current liabilities	9,303,988	9,725,782
Total liabilities	9,303,988	9,725,782
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,198,010 shares issued and outstanding at September 30, 2019 and 17,626,873 shares issued and outstanding at December 31, 2018	23,198	17,627
Additional paid-in capital	225,110,677	175,476,075
Accumulated deficit	(140,120,633)	(117,892,041)
Total stockholders' equity	85,013,242	57,601,661
Total liabilities and stockholders' equity	$94,317,230	$67,327,443

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$(1,604,399)	$4,859,902	$12,926,096	$22,368,881
General and administrative	3,530,617	3,125,780	9,977,550	9,982,743
Total operating expenses	1,926,218	7,985,682	22,903,646	32,351,624
Loss from operations	(1,926,218)	(7,985,682)	(22,903,646)	(32,351,624)
Other income (expense):
Interest income	436,846	278,214	1,226,998	639,702
Foreign exchange loss	(457,018)	(99,897)	(551,944)	(409,010)
Total other income (expense)	(20,172)	178,317	675,054	230,692
Net loss	$(1,946,390)	$(7,807,365)	$(22,228,592)	$(32,120,932)

Net loss per share basic and diluted	$(0.08)	$(0.47)	$(1.03)	$(2.21)
Basic and diluted weighted average shares outstanding	23,186,410	16,587,353	21,598,764	14,531,272

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine months ended September 30, 2019
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	3,439,523	3,439	18,076,359	—	18,079,798
Issuance of restricted stock	8,600	9	(9)	—	—
Stock-based compensation expense	—	—	1,496,292	—	1,496,292
Net loss	—	—	—	(9,147,017)	(9,147,017)
Balance at March 31, 2019	21,074,996	21,075	195,048,717	(127,039,058)	68,030,734
Issuance of common stock, net of issuance costs	2,082,031	2,082	27,014,371	—	27,016,453
Exercise of stock options	40,983	41	189,659	—	189,700
Stock-based compensation expense	—	—	1,481,705	—	1,481,705
Net loss	—	—	—	(11,135,185)	(11,135,185)
Balance at June 30, 2019	23,198,010	23,198	223,734,452	(138,174,243)	85,583,407
Stock-based compensation expense	—	—	1,376,225	—	1,376,225
Net loss	—	—	—	(1,946,390)	(1,946,390)
Balance at September 30, 2019	23,198,010	$23,198	$225,110,677	$(140,120,633)	$85,013,242

	Nine months ended September 30, 2018
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2017	13,553,873	$13,554	$138,916,900	$(77,980,866)	$60,949,588
Issuance of restricted stock	7,500	7	(7)	—	—
Stock-based compensation expense	—	—	1,687,024	—	1,687,024
Net loss	—	—	—	(12,306,334)	(12,306,334)
Balance at March 31, 2018	13,561,373	13,561	140,603,917	(90,287,200)	50,330,278
Stock-based compensation expense	—	—	1,755,859	—	1,755,859
Net loss	—	—	—	(12,007,233)	(12,007,233)
Balance at June 30, 2018	13,561,373	13,561	142,359,776	(102,294,433)	40,078,904
Issuance of common stock, net of issuance costs	4,062,500	4,062	29,933,443	—	29,937,505
Stock-based compensation expense	—	—	1,584,230	—	1,584,230
Net loss	—	—	—	(7,807,365)	(7,807,365)
Balance at September 30, 2018	17,623,873	$17,623	$173,877,449	$(110,101,798)	$63,793,274

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,228,592)	$(32,120,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,207	73,195
Stock-based compensation	4,354,222	5,027,113
Changes in operating assets and liabilities:
Incentive and tax receivables	(10,002,361)	888,409
Prepaid expenses and other assets	1,046,133	(1,017,128)
Deferred grant revenue	—	(662,000)
Right-of-use assets	(5,723)	—
Accounts payable	(1,163,454)	121,583
Accrued expenses	548,454	1,500,251
Net cash used in operating activities	(27,353,114)	(26,189,509)
Cash flows from investing activities:
Purchases of property and equipment	(81,051)	(157,409)
Net cash used in investing activities	(81,051)	(157,409)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	45,096,251	30,014,017
Payment of deferred financing costs	(68,029)	—
Proceeds from the exercise of stock options	189,700	—
Net cash provided by financing activities	45,217,922	30,014,017
Net increase in cash and cash equivalents	17,783,757	3,667,099
Cash and cash equivalents at beginning of period	59,763,773	62,510,277
Cash and cash equivalents at end of period	$77,547,530	$66,177,376

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$62,357	$76,512
Changes in property and equipment acquired but not paid	$15,594	$—
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$12,824	$—
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$325,683	$—

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $140.1 million as of September 30, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On August 30, 2019, the Company entered into a Controlled Equity Offering Sales AgreementSM (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of November 1, 2019, there have been no sales of common stock under the 2019 Sales Agreement.

In June 2017, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, (“Jefferies”) pursuant to which the Company sold $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the Sales Agreement, which has terminated pursuant to its terms.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

In July 2019, the Australian government’s Department of Industry, Innovation and Science (“AusIndustry”) responded to an Advance Overseas Finding (“AOF”) application submitted by Zynerba that will allow certain research and development expenses incurred with respect to the Company’s product candidate Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020.  During the three months ended September 30, 2019, the Company recorded $8.3 million as an Incentive and Tax Receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. Although the AOF approval extends into 2020, management believes that substantially all qualifying amounts have been recorded as of September 30, 2019.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2019 its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2018 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of September 30, 2019, the Company’s estimate of the amount of cash refund it expects to receive in 2019 for 2018 eligible spending as part of this incentive program was $3.1  million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 eligible spending through September 30, 2019 was $2.1 million and was recorded as a current asset.

In July 2019, AusIndustry responded to an AOF application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the three months ended September 30, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. As of September 30, 2019, incentive and tax receivables included $8.0 million related to the AOF. The reduction of $0.3 million was due to unrealized foreign currency losses related to the remeasurement of the Subsidiary’s assets and liabilities.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of September 30, 2019, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended September 30, 2019.

Incentive and tax receivables consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Research and development incentive for the period 1/1/18 - 12/31/18	$3,026,622	$3,149,546
Research and development incentive (non-AOF) for the period 1/1/19 - 09/30/19	2,118,304	—
Research and development incentive (AOF) for the period 1/1/18 - 09/30/19	7,992,022	—
Goods and services tax	310,033	295,074
Total incentive and tax receivables	$13,446,981	$3,444,620

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. For the nine months ended September 30, 2019 and 2018, the Company incurred research and development expenses of $12.9 million and $22.4 million, respectively, which were net of $10.5 million and $2.8 million, respectively, associated with the Australian research and development tax incentive program.

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

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	September 30,
	2019	2018
Stock options	3,990,623	3,158,531
Unvested restricted stock	11,600	7,500
	4,002,223	3,166,031

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurement
	Carrying amount	as of September 30, 2019
	as of September 30, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$77,413,227	$77,413,227	$—	$—
	$77,413,227	$77,413,227	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2018
	as of December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,554,458	$59,554,458	$—	$—
	$59,554,458	$59,554,458	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepaid development expenses	$1,125,195	$2,671,815
Prepaid insurance	1,175,259	393,451
Deferred financing costs	130,386	255,754
Other current assets	400,500	426,067
Total prepaid expenses and other current assets	$2,831,340	$3,747,087

(5) Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	Estimated
	useful life	September 30,	December 31,
	(in years)	2019	2018
Equipment	2-5	$257,309	$178,001
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	313,137	300,407
Leasehold improvements	various	68,881	68,881
Construction in process		30,434	57,015
Total cost		700,080	634,623
Less accumulated depreciation		(360,867)	(262,660)
Property and equipment, net		$339,213	$371,963

Depreciation expense was $36,027 and $25,043 for the three months ended September 30, 2019 and 2018, respectively, and $98,207 and $73,195 for the nine months ended September 30, 2019 and 2018, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accrued compensation	$1,894,724	$2,188,801
Accrued research and development	3,487,224	1,928,305
Grants payable	—	747,926
Other	460,314	399,183
Total accrued expenses	$5,842,262	$5,264,215

(7) Common Stock

On August 30, 2019, the Company entered into the 2019 Sales Agreement with the Agents pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of November 1, 2019, there have been no sales of common stock under the 2019 Sales Agreement.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2019, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 6,304,869 shares. As of September 30, 2019, 1,765,870 shares were available for future issuance under the 2014 Plan.

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

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the nine months ended September 30, 2019,  none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of September 30, 2019, the aggregate estimated grant date fair values of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable were  $663,484 and $24,850, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2019	2018	2019	2018	2019	2018
Research and development	$1,893,441	$2,096,710	$22,137	$171,073	$1,915,578	$2,267,783
General and administrative	2,438,644	2,712,517	—	46,813	2,438,644	2,759,330
	$4,332,085	$4,809,227	$22,137	$217,886	$4,354,222	$5,027,113

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2018	3,152,267	$12.16
Granted	931,089	6.02
Exercised	(40,983)	4.63
Cancelled / Forfeited	(51,750)	10.87
Outstanding as of September 30, 2019	3,990,623	10.82	7.44	$4,523,563
Exercisable as of September 30, 2019	2,351,847	11.91	6.50	$1,822,175
Vested and expected to vest as of September 30, 2019	3,907,343	$10.81

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2019 and 2018 was $4.19 and $7.94, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2019	2018
Weighted-average risk-free interest rate	2.38%	2.51%
Expected term of options (in years)	6.16	6.13
Expected stock price volatility	80.00%	78.00%
Expected dividend yield	0%	0%

As of September 30, 2019, excluding performance-based stock options that have not been deemed probable, there was $8.6 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.26 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the nine months ended September 30, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2018	10,500	$11.86
Granted	8,600	4.42
Vested	(7,500)	13.46
Unvested as of September 30, 2019	11,600	$5.31

As of September 30, 2019, excluding performance-based restricted stock awards that have not been deemed probable, there was $8,640 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.32 years. The Company expects that all 6,600 of the unvested, non-performance based, restricted stock awards will vest.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company leases its headquarters where it occupies 10,877 square feet of office space pursuant to a five-year lease that expires on May 31, 2020. The Company’s lease contains variable lease costs that do not depend on a rate or index and consist primarily of common area maintenance, taxes, and insurance charges. As the implicit rate was not readily determinable for the Company’s lease, the Company used an estimated incremental borrowing rate, or discount rate, to determine the initial present value of the lease payments. The discount rate for the lease was calculated using a synthetic credit rating model.

As of January 1, 2019, the Company recognized a lease liability of $325,683 and right-of-use assets of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of September 30, 2019, the Company’s right-of-use asset, net of amortization, was $152,166.

Other operating lease information as of September 30, 2019:

Weighted-average remaining lease term - operating leases	0.7	years
Weighted-average discount rate - operating leases	11.17%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019:

Year ended:
December 31, 2019 (remaining months)	$62,253
December 31, 2020	103,757
Total minimum lease payments	166,010
Less: imputed lease interest	(6,743)
Total lease liabilities	$159,267

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$178,773
Variable lease expense	44,023
Total lease expense	$222,796

Cash payments related to operating leases for the nine months ended September 30, 2019 was $184,496.

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

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE, ASD and 22q. In 2017, we completed three Phase 2 clinical trials for Zygel and two of those studies have open-label extensions that are ongoing. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE.  In September 2019, we completed the first six months of dosing for that study and announced positive top-line results. In July 2018, we initiated what we believe will be a pivotal clinical trial evaluating Zygel in children and adolescent patients with FXS. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD and in May 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with 22q.

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

Zygel, which is being developed as a clear gel with once- or twice-daily dosing and is targeting treatment of behavioral symptoms of FXS, ASD and 22q and reduction in seizures in patients with DEE. We have been granted orphan drug designation from the U.S. Food and Drug Administration, or FDA,  for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by FDA in order to get new important drugs to the patient earlier.

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

In April 2018, we initiated the exploratory Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (three to 17 years) with DEE as classified by the International League Against Epilepsy (ILAE) (Scheffer et al. 2017). Forty-eight patients with confirmed DEE were dosed in this clinical trial. Patients received weight-based initial doses of 250 mg or 500 mg daily and during the maintenance phase patients received up to 1000 mg daily of Zygel.

In September 2019, we reported positive top-line data from the BELIEVE 1 trial. All 48 patients enrolled in the trial were included in the safety data for the trial. Forty-six patients were included in the modified intent-to-treat population (mITT). Of the 46 patients in the mITT population, 33 (72%) had focal impaired-awareness seizures (FIAS; previously known as complex partial seizures) and/or convulsive seizures (focal to bilateral tonic-clonic seizures and generalized tonic-clonic seizures) at baseline. These patients experienced a mean baseline seizure count of 64 FIAS and/or convulsive seizures, and a median baseline seizure count of 8.2 FIAS and/or convulsive seizures. Compared to baseline seizure frequency, these patients experienced a ≥44% median reduction in these seizures from month two onwards using monthly seizure frequency.

Fifty-five percent (55%) of patients with FIAS and/or convulsive seizures experienced a ≥50% median reduction in seizures at month six of treatment with Zygel.

Caregivers also reported improvements in alertness, awareness or energy in 58% of patients.

In the trial, Zygel was well tolerated, and the safety profile was consistent with previously released data from Zygel clinical trials. One patient discontinued the study as a result of an application site reaction, and seven discontinued as a result of withdrawal of consent or perceived lack of efficacy. Children with DEE are medically fragile, and as such adverse events, whether unrelated or related to study drug, that occur during the trial period are common and expected. Through six months of therapy, 60% of patients experienced a treatment related adverse event. Most treatment related adverse events were mild to moderate. The most common treatment related adverse events (in >5% of patients) are application site dryness (8.3%), application site pain (8.3%), and somnolence (8.3%). Ten patients experienced a serious adverse event (SAE), eight of which were deemed to be unrelated to study drug.  Two SAE’s were deemed possibly related to study drug, including one case of lower respiratory tract infection and one case of status epilepticus, both of which are common events in this patient population. There were no patient deaths during the study.

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

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $22.2 million and $32.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, our accumulated deficit was $140.1 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Our Australian subsidiary, Zynerba Pharmaceuticals Pty Ltd, or the Subsidiary, is incorporated in Australia and is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. In July 2019, the Australian government’s Department of Industry, Innovation and Science, or AusIndustry, responded to an Advance Overseas Finding, or AOF, application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, we are eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the three months ending September 30, 2019, we recorded an $8.3 million credit to research and development expenses for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. Although the AOF approval extends into 2020, management believes that substantially all qualifying amounts have been recorded as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018, we incurred research and development expenses of $12.9 million and $22.4 million, respectively, which were net of $10.5 million and $2.8 million, respectively, associated with the Australian research and development tax incentive program.

The following table summarizes research and development expenses for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development expenses - before R&D incentive	$7,381,241	$5,569,430	$23,380,269	$25,212,001
Research and development incentive (non-AOF)	(715,631)	(709,528)	(2,184,164)	(2,843,120)
Research and development expenses (before impact of AOF)	6,665,610	4,859,902	21,196,105	22,368,881
AOF - cumulative change in estimate for the period 1/1/18 through 9/30/19	(8,270,009)	—	(8,270,009)	—
Total research and development expenses	$(1,604,399)	$4,859,902	$12,926,096	$22,368,881

Excluding the reduction of research and development expenses from the AOF, we expect research and development expenses to slightly increase in 2019 as compared to 2018, as we continue to advance our clinical trials. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Foreign Exchange (Loss) Gain

Foreign exchange (loss) gain relates to the effect of exchange rates on transactions incurred by the Subsidiary.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2018 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of

Estimates”. During the nine months ended September 30, 2019, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2018 Annual Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses

Excluding the $8.3 million reduction in research and development expenses for amounts expected to be received through the AOF for the period from January 1, 2018 through September 30, 2019, research and development expenses increased by $1.8 million, or 37%, to $6.7 million for the three months ended September 30, 2019 from $4.9 million for the three months ended September 30, 2018.  The increase was primarily related to an increase in clinical trial and manufacturing costs related to our Zygel program.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 13%, to $3.5 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018.  The increase was primarily related to an increase in pre-commercialization expense for our product candidates, an increase in directors and officers liability insurance expense and higher employee-related costs.

Other Income (Expense)

During the three months ended September 30, 2019 and 2018, we recognized $0.4 million and $0.3 million, respectively, in interest income. The increase in interest income was primarily related to a higher amount of invested cash resulting from the receipt of $45.1 million in net proceeds from the sale of our shares of common stock under the Sales Agreement with Jefferies during the first half of 2019. During the three months ended September 30, 2019 and 2018, we recognized foreign currency losses of $0.5 million and $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses

Excluding the $8.3 million reduction in research and development expenses for amounts expected to be received through the AOF for the period from January 1, 2018 through September 30, 2019, research and development expenses decreased by $1.2 million, or 5%, to $21.2 million for the nine months ended September 30, 2019 from $22.4 million for the nine months ended September 30, 2018.  The decrease was primarily related to a  decrease in non-clinical trial costs related to our Zygel program and decreases in employee-related costs and stock-based compensation expense; partially offset by an increase in clinical trial costs related to our Zygel program.

General and Administrative Expenses

We incurred general and administrative expenses of $10.0 million for both the nine months ended September 30, 2019 and 2018. Higher employee-related costs and an increase in directors and officers liability insurance expense were offset by decreases in stock-based compensation expense and lower costs associated with the recruiting of new employees.

Other Income (Expense)

During the nine months ended September 30, 2019 and 2018, we recognized $1.2 million and $0.6 million, respectively, in interest income. The increase in interest income was related both to a higher average interest rate earned on our investments and to a  higher amount of invested cash resulting from the receipt of $45.1 million in net proceeds from the sale of our shares of common stock under the Sales Agreement with Jefferies during the first half of 2019. During the nine months ended September 30, 2019 and 2018, we recognized foreign currency losses of $0.6 million and $0.4 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2019, our principal sources of liquidity were our cash and cash equivalents of  $77.5 million. Our working capital was  $84.5 million as of September 30, 2019.

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

Equity Financings

On August 30, 2019, we entered into a Controlled Equity Offering Sales AgreementSM, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of November 1, 2019, there have been no sales of common stock under the 2019 Sales Agreement.

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

Debt

We had no debt outstanding as of September 30, 2019 or December 31, 2018.

Future Capital Requirements

During the nine months ended September 30, 2019, net cash used in operating activities was $27.4 million, and our accumulated deficit as of September 30, 2019 was $140.1 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(27,353,114)	$(26,189,509)
Investing activities	(81,051)	(157,409)
Financing activities	45,217,922	30,014,017
Net increase in cash and cash equivalents	$17,783,757	$3,667,099

Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities was $27.4 million compared to $26.2 million for the nine months ended September 30, 2018. The increase from the comparable 2018 period was primarily the result of the timing of accounts payable and accrued expenses.

Excluding the cash anticipated to be received from the July 2019 AOF application,  we expect cash used in operating activities to slightly increase in 2019 as compared to 2018, as we continue to advance our clinical trials.

Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities represented the cost of expenditures made for manufacturing equipment. For the nine months ended September 30, 2018, cash used in investing activities represented the cost of expenditures made for manufacturing equipment and furniture and fixtures and leasehold improvements associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of $45.1 million in net proceeds from sales of our shares of common stock under the Sales Agreement with Jefferies.  Cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of $29.9 million in net proceeds from sales of our shares of common stock under a follow-on public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of September 30, 2019, we had cash and cash equivalents of  $77.5 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania. This action was purportedly brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019. The Complaint alleges that Defendants made certain material misstatements and omissions relating to product candidate Zygel (“ZYN002”) in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, plaintiff claims that Defendants made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors.

We believe that the claims asserted are without merit, and we intend to defend these actions vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A. Risk Factors.

We are subject to securities class action litigation, which is expensive, can divert management attention, and, if resolved unfavorably, could expose us to significant liabilities.

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania. This action was brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019. The Complaint alleges that Defendants made certain material misstatements and omissions relating to product candidate Zygel, ZYN002, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.   We believe that the lawsuit is without merit and intend to vigorously defend against it.  The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. This litigation could result in substantial costs and a diversion of management’s resources and attention.  In addition, any adverse determination could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

You should also carefully consider the risk factors described in our December 31, 2018 Annual Report, under the caption “Item 1A. “Risk Factors.”  There have been no material changes to the risk factors disclosed in our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1

Controlled Equity OfferingSM Sales Agreement, dated August 30, 2019, by and among the registrant, Cantor Fitzgerald & Co., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, and Ladenburg Thalmann & Co. Inc. Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.2

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Armando Anido. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.3

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and James E. Fickenscher. Incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.4

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Terri B. Sebree. Incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.5	Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Suzanne M. Hanlon (filed herewith).
10.6	Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Brian Rosenberger (filed herewith).
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

ZYNERBA PHARMACEUTICALS, INC.

Date: November 6, 2019	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: November 6, 2019	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)