Form 10-K
period 2019-12-31
Zynerba Pharmaceuticals, Inc.
filed 2020-03-10
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission file number: 001-37526

Zynerba Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0389433 (I.R.S. Employer Identification Number)

80 W. Lancaster Avenue, Suite 300, Devon, PA (Address of principal executive offices)	19333 (Zip Code)

(484) 581-7505

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZYNE	The Nasdaq Global Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, was approximately $305.6 million, based upon the closing price on the NASDAQ Global Market reported for June 28, 2019. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an  “affiliate”  of the Registrant.)

As of March 4, 2020, the registrant had 23,556,181 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, tax credits and timing and availability of and the need for additional financing;
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

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
•	our plans and ability to develop and commercialize our product candidates;
•	the successful development of our commercialization capabilities, including medical affairs and sales and marketing capabilities, whether alone or with potential future collaborators;
•	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
•	the coverage and reimbursement status for our product candidates from third-party payors;
•	the success of competing therapies and products that are or become available;
•	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
•	delays, interruptions or failures in the manufacture and supply of our product candidates;
•

the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;

•	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
•	the timing and outcome of current and future legal proceedings; and

•

our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption.

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

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE, ASD and 22q. In 2017, we announced results for three Phase 2 clinical trials for Zygel. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE. In September 2019, we completed the first six months of dosing for that study and announced positive top-line results. In July 2018, we initiated what we believe will be a pivotal clinical trial evaluating Zygel in children and adolescent patients with FXS. In the first quarter of 2020, we announced that 212 patients with FXS have been randomized into the trial and enrollment is now complete.  We expect to report top-line results late in the second quarter of 2020. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD and completed enrollment in that trial in January 2020. In May 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with 22q. We expect to report top line results for the ASD clinical trial in the second quarter of 2020 and the 22q clinical trial results are now expected in the third quarter of 2020.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids are CBD and ∆9-tetrahydrocannabinol, or THC. CBD is the primary non‑euphoric component of Cannabis. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. Four additional patents are directed to methods of use relating to Zygel, including methods of treating FXS and ASD, and will expire in 2038. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing, is targeting treatment of behavioral symptoms of FXS,  ASD and 22q and reductions in seizures in patients with DEE. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

In our Phase 1 program, Zygel was demonstrated to be safe and well tolerated, provided a favorable CBD pharmacokinetic profile, and no THC was detected in plasma or urine. As of March 2020, the Zygel safety database across all clinical studies conducted by us includes data from 623 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the exploratory Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (age three to 17 years) with DEE as classified by the International League Against Epilepsy, or ILAE (Scheffer et al. 2017). Forty-eight patients with confirmed DEE were dosed in this clinical trial. Patients received weight-based initial doses of 250 mg or 500 mg daily and during the maintenance phase patients received up to 1000 mg daily of Zygel. In September 2019, we reported positive top-line results from the BELIEVE 1 trial.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In the first quarter of 2020, we announced that 212 patients with FXS have been enrolled at 21 clinical sites in the United States, Australia and New Zealand and enrollment is now complete. The study is being conducted in the United States under an Investigational New Drug, or IND, application opened with the FDA. Patients have been randomized 1:1 to either trial drug or placebo. Randomization was stratified by gender, weight and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the Aberrant Behavior Checklist-Community: FXS Specific, or ABC-CFXS, Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score, the ABC-CFXS Socially Unresponsive/Lethargic subscale score and Clinical Global Impression – Improvement, or CGI-I, at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected. If we obtain positive results from this trial, we plan to request a meeting with the FDA to determine the acceptability of these data as the basis for an NDA filing. We expect to report top line results from the CONNECT-FX trial late in the second quarter of 2020.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) clinical trial, a 14- week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. The 14-week trial is designed to evaluate the efficacy and safety of Zygel in 37 children and adolescents (ages four through 17) with ASD as confirmed by DSM-5 diagnostic criteria for ASD. The efficacy assessments include the Aberrant Behavior Checklist, or ABC, Parent Rated Anxiety Scale — Autism Spectrum Disorder, Autism Impact Measure, and Clinical Global Impression — Severity and Improvement. Enrollment in this study is complete and we expect to report top line results in the second quarter of 2020. Patients who successfully conclude the 14-week clinical trial are eligible to enroll in a six-month extension study.

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (age six to 17 years). Top line results from this study are now expected in the third quarter of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

CBD Science Overview

CBD produces multiple effects: CBD is an agonist of the serotonin receptor, or 5-HT1A, a modulator of the cannabinoid receptor system in the human body, or endocannabinoid system, a positive allosteric modulator of GABA-A receptors, a modulator of α3 and α1 glycine receptors, an antagonist of G protein-coupled receptor 55, or GPR-55, a modulator of the equilibrative nucleoside transporter, and regulates the intracellular effects of calcium.

CBD modulates the endocannabinoid system by inhibiting the metabolism (breakdown) of 2-arachidonoylglycerol, 2-AG, and anandamide. This inhibition is thought to result in increased anandamide and 2-AG availability, greater CB1 and CB2 activation, and increased synaptic plasticity. The effect of CBD on the endocannabinoid system is the scientific basis for the use of CBD in the treatment of FXS, ASD and 22q.

CBD may also treat the neuropsychiatric symptoms of these conditions due to its activity as an agonist at 5-HT1A and an antagonist at GPR55 receptors.

The modulation of the nucleoside transporter, antagonism of GPR55 receptors and regulation of intercellular calcium are known to decrease neuronal excitability and are the scientific basis of the antiepileptic potential of CBD.

Clinical and preclinical data suggest that CBD has positive effects on treating FXS, ASD and epilepsy. Patients with FXS, ASD and epilepsy share several of the same behavioral symptoms, which may be treatable with CBD. Clinical data also suggest that CBD has a very high therapeutic index. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. Epidiolex®, a sesame oil liquid formulation of highly concentrated CBD was approved by the FDA in 2018 for the treatment of two specific epilepsies, Lennox-Gastaut Syndrome, or LGS, and, Dravet Syndrome, or DS. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

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

Development of Zygel for the Treatment of Behavioral Symptoms of Fragile X Syndrome

FXS Overview

FXS is a rare genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. FXS is the leading known cause of both inherited intellectual disability and autism spectrum disorder. Patients with FXS may exhibit autism like symptoms including anxiety, social impairment and social avoidance (seeks isolation from others, does not want to be with other children and avoids all types of new social engagements) and restricted/repetitive behaviors. Currently, there are no known cures or approved therapies indicated for the treatment of FXS or its symptoms. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness. Based on the 2012 U.S. Census and the National Fragile X Foundation, or NFXF, FXS prevalence is estimated at approximately 71,000 patients in the United States. According to the NFXF, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups.

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

Phase 2 Clinical Trials

In September 2017, we released the results for our open-label exploratory Phase 2 clinical trial designed to evaluate the safety and efficacy of Zygel in children with FXS, which we refer to as the FAB-C (Treatment of Fragile X Syndrome Anxiety and Behavioral Challenges with CBD) trial. The primary endpoint for the trial was the change in the total score of the Anxiety, Depression, and Mood Scale, or ADAMS, from baseline to week 12. The ADAMS is a 28-item scale designed to assess general anxiety, social avoidance, compulsive behavior, manic/hyperactive behavior and depressed mood. It has been validated in patients with FXS. Twenty patients (3:1 males) aged 6 to 17 years (mean = 10.7) with FXS, as confirmed by molecular documentation of full mutation of the FMR1 gene, were enrolled in the open-label FAB-C study. Zygel was added on to other medications being administered. The first six weeks of the study were designed to titrate dosing in patients. Dosing was initiated at 50 mg daily and could be increased to 250 mg daily. Weeks seven through 12 of the study were a maintenance period where patients were treated at the dose established at week six. At the completion of the study, patients could enter an open-label extension study for up to 12 months.

The FAB-C trial successfully met its primary endpoint, achieving a 46% improvement (p<0.0001) in the total score of ADAMS at week 12 compared to baseline.

Results for the ADAMS at week 12 are summarized as follows:

Zygel also achieved clinically meaningful improvements in all measures of the ABC-CFXS, which addresses the key behavioral symptoms of FXS including social avoidance, repetitive movements and socially unresponsive behaviors. The study achieved statistical significance across all ABC-CFXS subscales compared to baseline.

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

Zygel was shown to be very well tolerated, and the safety profile was consistent with data from earlier clinical trials and our other Phase 2 clinical trials for Zygel. All adverse events were considered mild to moderate and no serious adverse events were reported. No patient experienced drug-related GI events during the 12-week treatment period, and no THC was detected in the plasma. Thirteen of the 18 patients who completed the study have enrolled in the open-label extension and 10 patients are still being treated with Zygel as of March 9,  2020.

In December 2018, we presented new 12-month open label clinical data from the FAB-C trial describing the long-term impact of Zygel on emotional and behavioral symptoms of FXS in a poster presentation at the 57th Annual Meeting of the American College of Neuropsychopharmacology, or ACNP. The statistically significant improvements in the core emotional and behavioral symptoms of FXS versus baseline as measured by the ADAMS and the ABC-CFXS were sustained through 12 months of treatment. In the Social Avoidance subscale of the ABC-CFXS, patients completing 12 months of treatment with Zygel experienced a 77% improvement in social avoidance behaviors versus baseline, compared to a 58% improvement at three months of treatment. Both results are statistically significant compared to baseline. The Social Avoidance subscale of the ABC-CFXS is the primary endpoint of the ongoing pivotal CONNECT-FX study of Zygel. Zygel was well tolerated in this study, no serious adverse events were reported and no clinically meaningful trends in vital signs, ECG or clinical safety laboratories, including liver function tests, were observed.

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

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In the first quarter of 2020, we announced that 212 patients with FXS have been enrolled at 21 clinical sites in the United States, Australia and New Zealand and enrollment is now complete.. The study is being conducted in the United States under an IND application opened with the FDA. Patients have been randomized 1:1 to either trial drug or placebo. Randomization was stratified by gender, weight and investigator geographic region. Enrolled patients will receive weight-based doses of 250 mg or 500 mg daily. The primary endpoint is the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale. Key secondary endpoints are the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale score and the ABC-CFXS Socially Unresponsive/Lethargic subscale score, and CGI-I at the end of the treatment period. Based on discussions with the FDA, we will anchor the CGI-I scale to behavioral symptoms of FXS. Consistent with recent guidance from the FDA on capturing the voice of the patient in drug development, additional qualitative data on the clinical relevance of various FXS behaviors to caregivers and patients will be collected.

As intended and prospectively designed, the trial has enrolled a more severely affected population than that enrolled in the previously completed Phase 2 FAB-C trial as measured by baseline behavioral symptoms, enabling the study to potentially demonstrate the anticipated full range of efficacy of Zygel in several behavioral domains. The ABC-CFXS mean baseline scores for patients randomized in the CONNECT FX trial in comparison to the FAB-C trial are as follows (higher baseline scores denote more severe behaviors):

•	Social Avoidance subscale (primary endpoint): 7.2 in CONNECT-FX vs 5.1 in FAB-C;
•	Irritability subscale (key secondary endpoint): 28.1 in CONNECT-FX vs 18.2 in FAB-C;
•	Socially Unresponsive/Lethargic subscale (key secondary endpoint): 13.2 in CONNECT-FX vs 8.7 in FAB-C;
•	Hyperactivity subscale: 18.4 in CONNECT-FX vs 14.5 in FAB-C;
•	Stereotypy subscale: 9.4 in CONNECT-FX vs 7.9 in FAB-C; and
•	Inappropriate Speech subscale: 6.9 in CONNECT-FX vs 6.1 in FAB-C.

During screening, caregivers of patients in the trial were informed that their participating child may have the opportunity to receive Zygel in an open label extension trial following the child’s compliant completion of CONNECT-FX, regardless of their child’s perceived response or actual blinded drug assignment in CONNECT-FX. As of March 9, 2020, 97% of the 163 patients who have completed the CONNECT-FX trial have enrolled in the open label extension trial.

Of the 212 patients randomized, 159 (75%) are male and the mean age in the study is 9.7 years.

We expect to disclose top line results of the trial late in the second quarter of 2020. If the results are positive, we expect to meet with the FDA to determine acceptability of the data as a basis for a New Drug Application, or NDA, for Zygel in FXS in the second half of 2020.

Development of Zygel for Treatment of Developmental and Epileptic Encephalopathies  (DEE )

DEE Overview

DEE is a category of rare and ultra-rare severe brain disorders that manifest with seizures or EEG abnormalities that are associated with delay or regression in cognition and/or behavior. This category includes a number of epilepsy syndromes, including DS, LGS, Doose, and Ohtahara (early infantile epileptic encephalopathy), and early-onset epilepsy syndromes caused by variants of genes including synaptic Ras GTPase activating protein 1 gene, or SYNGAP1,  and sodium voltage-gated channel alpha subunit 1 gene, or SCN1A, among others. We believe, based on analysis and a recent publication (Aaberg et. al, Epilepsia, 2017; 58: 1880-1891) which incorporates new classification systems from ILAE that there are approximately 45,000 DEE patients in the United States.

We believe that Zygel may provide an effective treatment for epilepsy based on the anticonvulsant effects of CBD due to its ability to reduce neuronal hyperexcitability shown in multiple in vivo models of epilepsy and clinical trials conducted. Epilepsy specialists and patient organizations have shown considerable interest in the potential therapeutic role of CBD in epilepsy and especially, in children with DEE. GW Pharmaceuticals, PLC, or GW, has received approval from the FDA to market Epidiolex®, a sesame oil liquid formulation of highly concentrated plant-extracted CBD, in the United States only for the treatment of DS and LGS.

Phase 2 Clinical Trial in Children and Adolescents with DEE

In September 2019, we reported positive top-line results from the BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (age three to 17 years) with DEE. Enrolled patients received weight-based initial doses of 250 mg daily or 500 mg daily and during the maintenance phase patients could receive up to 1000 mg daily, of Zygel.

All 48 patients enrolled in the trial were included in the safety data for the trial. Forty-six patients were included in the modified intent-to-treat population, or mITT. Of the 46 patients in the mITT population, 33 (72%) had focal impaired-awareness seizures, or FIAS, (previously known as complex partial seizures) and/or convulsive seizures (focal to bilateral tonic-clonic seizures and generalized tonic-clonic seizures) at baseline. These patients experienced a median baseline seizure count of 8.2 FIAS and/or convulsive seizures. Compared to baseline seizure frequency, these patients experienced a ≥44% median reduction in these seizures from month two onwards using monthly seizure frequency.

Fifty-five percent (55%) of patients with FIAS and/or convulsive seizures experienced a ≥50% median reduction in seizures at month six of treatment with Zygel.

In the trial, Zygel was well tolerated, and the safety profile was consistent with previously released data from Zygel clinical trials. One patient discontinued the study as a result of an application site reaction, and seven discontinued as a result of withdrawal of consent or perceived lack of efficacy. Children with DEE are medically fragile, and as such adverse events, whether unrelated or related to study drug, that occur during the trial period are common, expected and consistent with rates observed in other trials conducted in DEE. Through six months of therapy, 60% of patients experienced a treatment related adverse event. Most treatment related adverse events were mild to moderate. The most common treatment related adverse events (in >5% of patients) are application site dryness (8.3%), application site pain (8.3%), and somnolence (8.3%). Ten patients experienced a serious adverse event, or SAE, eight of which were deemed to be unrelated to study drug. Two SAE’s were deemed possibly related to study drug, including one case of lower respiratory tract infection and one case of status epilepticus, both of which are common events in this patient population. There were no patient deaths during the study.

As part of the BELIEVE 1 study, caregivers were asked to provide a qualitative assessment regarding their child’s overall experiences during treatment with Zygel. Caregiver feedback to a series of open-ended questions was collected and coded by two independent reviewers. These qualitative assessments indicated improvements in alertness, awareness, or energy (58% of caregivers); seizures (51% of caregivers); cognition/concentration (47% of caregivers); socially-avoidant behaviors (44% of caregivers); and school attendance (28% of caregivers).

We intend to meet with the FDA in the first half of 2020 to discuss the clinical path forward in DEE.

Development of Zygel for Treatment of ASD

ASD is a developmental disability affecting approximately one million pediatric and adolescent patients between the ages of five and 17 in the U.S. It is a Diagnostic and Statistical Manual of Mental Disorders, or DSM-5,  diagnosis, which includes Autistic disorder, Asperger's syndrome, and Rett syndrome. It is characterized by anxiety, repetitive patterns of behavior, impairments in social communication including verbal and non-verbal communication, and deficits in developing, understanding and maintaining relationships.

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

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) trial. The study will assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. The 14-week trial is designed to evaluate the efficacy and safety of Zygel in children and adolescents (ages four through 17) with ASD as confirmed by DSM-5 diagnostic criteria for ASD. The efficacy assessments include the ABC, Parent Rated Anxiety Scale — Autism Spectrum Disorder, Autism Impact Measure, and Clinical Global Impression — Severity and Improvement. In January 2020, we completed enrollment in the BRIGHT clinical trial.  Using the Autism Diagnostic Observation Schedule (ADOS-2) which is administered at baseline by a qualified clinician, 94% of the 37 enrolled patients had moderate-to-severe symptoms of ASD at baseline. The mean baseline ABC-C Irritability subscale score of 30.0 further supports the severity of the enrolled patient population. Thirty-four (92%) are male. The mean age of these patients is 9.2 years. We expect to report top line results from this study in the second quarter of 2020.

Development of Zygel for Treatment of 22q11.2 Deletion Syndrome (22q)

22q is the most common contiguous gene deletion syndrome; the microdeletion occurs on the long arm of chromosome 22 at a location designated q11.2. It is a rare disorder, affecting approximately 81,000 patients in the U.S. There are no drugs with an approved indication for the treatment of 22q.

22q is considered a mid-line condition, which is a defect or condition that occurs on the anterior portion of a body, usually in the middle or center of the body, with physical symptoms including characteristic palate abnormalities, heart defects, immune dysfunction, and esophageal / GI issues. There are two primary stages of 22q patient management. During infancy, doctors address the acute physical concerns, such as anomalies of heart and palate, with surgery. Once the physical concerns are stabilized, the focus shifts to managing the neuropsychiatric symptoms. Neuropsychiatric illnesses (e.g., anxiety disorders, ASD) and learning disabilities are common in this patient population. The syndrome is associated with increased anxiety, withdrawn behavior and social interaction problems. Early onset of these core neuropsychiatric symptoms may disrupt development and quality of life in these patients, and may heighten the risk of later psychotic disorders. Psychoses like schizophrenia are common in this population; there is a 25-fold increased risk of developing schizophrenia among people with 22q compared to the lifetime risk in the general population. Early control of anxiety may delay the development of such psychoses.

CBD may treat the neuropsychiatric symptoms of 22q due to its activity as an agonist at 5HT1A receptors, an antagonist at GPR55 receptors, and a modulator of the endocannabinoid system.

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q in approximately 20 children and adolescents (ages six through 17) with genetically-confirmed 22q. The efficacy assessments include the Aberrant Behavior Checklist-Community, or ABC-C, ADAMS, the Qualitative Caregiver Reported Behavioral Problem Survey and Clinical Global Impression — Severity and Improvement. We now expect to report top line results in the third quarter of 2020.

Early Clinical Trials

In June 2016, we completed two Phase 1 clinical trials for ZYN002 in healthy volunteers and patients with epilepsy. The first Phase 1 single rising dose clinical trial for ZYN002 in healthy human subjects and in patients with epilepsy evaluated the tolerability and pharmacokinetics, or PK, profile of ZYN002. Results from this clinical trial demonstrated that ZYN002 was safe and well-tolerated at all tested dose levels and the incidence of adverse events associated with ZYN002 was similar to placebo for both healthy subjects and epilepsy patients. The second Phase 1 clinical trial was a randomized, double-blind, placebo controlled multiple rising dose clinical trial for ZYN002 in 24 healthy volunteers and 12 patients with epilepsy to evaluate the PK profile, pharmacodynamics, or PD, and tolerability of multiple doses (200, 250, and 500 mg) of ZYN002. Each volunteer and patient received seven days of either ZYN002 or placebo. Results from this clinical trial demonstrated that ZYN002 was safe and well-tolerated at all dose levels. The twice daily dosing provided a more favorable PK profile with comparable results between healthy volunteers and epilepsy patients.

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

Prior to December 2018, we were also evaluating Zygel in a Phase 2 program in adult patients with refractory epileptic focal seizures (formerly known as complex partial seizures). In December 2018, we announced that we postponed the initiation of additional studies in adult refractory focal seizures until after reporting data from the four childhood neuropsychiatric studies (FXS, DEE, ASD and 22q).

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

As of March 4, 2020, we owned a total of fourteen issued U.S. utility patents. These U.S. patents will expire between 2026 through 2038. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the United States Patent and Trademark Office, or USPTO, under the patent term adjustment laws.

In addition to our U.S. intellectual property, we own 154 corresponding foreign issued patents and eight corresponding foreign applications.

Zygel

Our Zygel patent portfolio currently consists of six issued patents in the United States, and six pending United States patent applications. There are seven issued patents in Canada, France, Germany, Ireland, Japan, Switzerland, and the United Kingdom, and four pending Patent Cooperation Treaty, or PCT,  applications. The issued patents claim the permeation enhanced formulation of Zygel and methods of use relating to Zygel, including methods of treating FXS and ASD. The issued patents will expire between 2026 and 2038. We anticipate that any patents issued from our pending US applications or pending PCT applications will expire between 2038 and 2039.

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

Within epilepsy, we intend to treat pediatric and adolescent patients with DEE. Second and third generation anti-seizure medications, or ASMs (also known as antiepileptic drugs, or AEDs), continue to improve upon first generation therapies, but experts contend that a better understanding of the disorder accompanied by fundamentally innovative treatments will be required to effectively improve treatment outcomes for the high percentage of patients who remain unresponsive to ASMs. The majority of ASMs have frequent safety concerns including serious CNS adverse events and drug‑drug interactions.

GW has received approval from the FDA to market Epidiolex, a sesame oil liquid formulation of highly concentrated plant extracted CBD, in the United States for the treatment of DS and LGS and has also received marketing authorization from the European Medicines Agency or EMA to market Epidiolex (under the trade name Epidyolex®) for use as adjunctive therapy of seizures associated with DS and LGS, in conjunction with clobazam. GW is also studying Epidiolex in patients with Tuberous Sclerosis Complex and Rett Syndrome and is studying additional cannabinoids, including cannabidivarin, or CBDV, for adult patients with focal seizures, autism spectrum disorders and Rett Syndrome. Chilion Group Holdings US, Inc., or Chilion, has acquired Insys Therapeutics, Inc., or Insys, CBD and THC formulations.  Insys was developing a synthetic CBD oral solution compound for the potential treatment of childhood absence epilepsy, infantile spasms and Prader-Willi syndrome.

Two atypical antipsychotic drugs, risperidone and aripiprazole, are approved for autism-associated agitation and irritability, though neither is approved to address the key ASD symptoms of social impairment and anxiety. Various classes of medications are used off‑label for the treatment of behavioral conditions associated with ASD. Early intervention can improve learning, communication and social skills, as well as underlying brain development. Applied behavior analysis, or ABA, and therapies based on its principles are the most researched and commonly used behavioral interventions for autism. Many children affected by autism also benefit from other interventions such as speech and occupational therapy. We are aware that GW is studying CBDV for use in patients with ASD. Chilion, through their acquisition of Insys's CBD formulations may also be considering CBD for use in ASD.

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

Government Regulation and Product Approval

As a development stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way through the EMA and the European Commission but country‑specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

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

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. If the FDA does not place the proposed clinical trial in the IND application on clinical hold within this 30‑day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety,  and the effectiveness criteria to be evaluated.. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators, and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We filed an IND with the FDA for Zygel in FXS in 2018 and have passed the 30-day waiting period.

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

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, or IRB/ethics committees, or by a company for various reasons. The FDA may issue a “clinical hold,” ordering the temporary or permanent discontinuation of a clinical trial, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, presents an unacceptable risk to the clinical trial patients, or for other reasons. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor called a data safety monitoring board, or DSMB, or data monitoring committee, or DMC. A DSMB or DMC may provide recommendations on whether or not a trial may move forward at designated check points, based on access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of product candidates on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion.

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

We have completed several Phase 1 and Phase 2 clinical trials and have three ongoing Phase 2 clinical trials for Zygel in Australia and New Zealand. We also have one ongoing pivotal clinical trial for Zygel in Australia, New Zealand and the United States.

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

New Drug Applications (NDA)

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, pharmacology, manufacturing, controls and proposed packaging and labeling, among other things. Data can come from company‑sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. Data from clinical trials conducted outside the United States may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known.

In most cases, the NDA must be accompanied by a substantial user fee, currently exceeding $2,942,000 for fiscal year 2020. The applicant under an approved new drug application is also subject to an annual program fee, currently exceeding $325,000 per product for fiscal year 2020. These fees are typically increased annually. There may be some instances in which the user fee is waived, including in the case of an orphan drug designation, such as with Zygel for FXS. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the application is not sufficiently complete, the FDA may refuse to accept the NDA for filing and request additional information. A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application. If the NDA submission is accepted for filing, the FDA begins an in‑depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most NDAs for standard review product candidates are reviewed within 12 months of submission. The FDA can extend this review to consider certain late‑submitted information or information intended to clarify information already provided in the submission. Most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel product candidates that present challenging questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Advertising and Promotion

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct‑to‑consumer advertising, promotion to healthcare practitioners, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off‑label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA historically has restricted manufacturers’ communications regarding off‑label uses. Broadly speaking, a manufacturer may not promote a drug for off‑label use, but may engage in non‑promotional, balanced communication regarding off‑label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or the DOJ, or the Office of the Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This enforcement activity could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse and consumer protection laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Other Post-Approval Regulations

After a drug receives regulatory approval, its sponsor is required to comply with a number of post‑approval requirements. For example, as a condition of approval of an NDA, the FDA may require post‑marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, as a holder of an approved NDA, a company is required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. cGMP includes requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before it can be implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a sponsor and any third‑party manufacturers that a sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement action, which could result in fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

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

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV, or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in treatment in the United States and lack accepted safety for use under medical supervision. They may be used only in federally‑approved research programs and may not be marketed or sold for dispensing to patients in the United States. Pharmaceutical products having a currently accepted medical use may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III-V substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, and cannot be refilled. Marijuana and THC are Schedule I controlled substances under the CSA.  Products approved for medical use in the United States that contain marijuana, THC or marijuana/THC extracts, must be placed in Schedules II-V, since approval by the FDA satisfies the “acceptable medical use” requirement.   While marijuana and THC are controlled substances, the Agricultural Improvement Act of 2018 amended the CSA to exclude Cannabis meeting the statutory definition of hemp from the definition of marijuana. As a result, Cannabis that contains 0.3 percent or less of delta-9 THC on a dry weight basis is no longer considered a controlled substance.  By extension, Cannabis-derived CBD that satisfies the same limitation concerning delta-9 THC is also excluded from CSA regulatory controls.  Because the definition of hemp does not expressly include synthetic equivalents of Cannabis or its derivatives, however, there is a lack of clarity about the CSA control status of pharmaceutically manufactured CBD.  Absent guidance to the contrary from DEA, Cannabis and those products which contain Cannabis, that do not meet the definition of hemp remain in Schedule I of the CSA for purposes of development and research activities.

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

We currently use contract manufactures in the United States and Canada to manufacture the API for Zygel and contract manufactures in the United Kingdom and Australia to manufacture the drug product for our clinical trials. We are conducting a pivotal clinical trial for Zygel in the United States, Australia and New Zealand. We may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the TGA in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand, the Drugs & Firearms Unit (Home Office) of the National Drug Control System in the United Kingdom, and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future.

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

The Hatch-Waxman Act provides certain periods of regulatory exclusivity. These include (1) five years of regulatory exclusivity for a drug product that contains a new chemical entity, or NCE, which generally means an active ingredient that contains a novel active moiety; and (2) three years of exclusivity for the approval of an NDA or supplemental NDA that contains data from new clinical investigations that were necessary for approval. Three-year exclusivity prevents the FDA from approving a follow-on product with the same conditions of approval for three years. By contrast, NCE exclusivity prevents the FDA from accepting for review an application for a follow-on product that contains the protected active moiety during the five-year period dating from the product’s approval. However, if the ANDA or 505(b)(2) application contains a Paragraph IV certification, that application may be submitted four years after approval of the listed drug protected by NCE exclusivity. In that case, if timely patent litigation is filed, the regulatory stay will expire seven and a half years after the approval of the RLD, unless it terminates early based on expiration of the patent, a settlement of the patent litigation, or a decision in the litigation favorable to the ANDA or 505(b)(2) applicant.

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

In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these antibribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The approval process varies from country to country, and the time may be longer or shorter that that required for FDA approval. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to the national health authority of each EU Member State in which the clinical trial is to be conducted and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application, or MAA. In the European Union, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State. In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA to be assessed by the Committee of Medicinal Products for Human Use, or CHMP. The agency will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 28 EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States. If the disease or condition affects more than 200,000 individuals in the United States, orphan drug designation may nevertheless be available if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. After the FDA grants Orphan designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In the United States, a drug that has received orphan drug designation is eligible for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. The Orphan Drug Act provides that, if a designated drug is approved for the rare disease or condition for which it was designated, the approved product will be granted seven years of orphan drug exclusivity, which means the FDA generally may not approve any other application for a product containing the same active moiety for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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

Priority Review, Fast Track, Breakthrough Therapy and Accelerated Approval (United States)

The FDA has programs to expedite submission and consideration of certain drug products that address serious or life-threatening diseases or conditions. An application for a drug will receive priority review designation if it is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review means that the FDA will seek to complete its first-cycle review and take action on the application within six months rather than the customary 10-month standard review period. An applicant may request priority review at the time it submits its application. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

On January 20, 2017, the President signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the Affordable Care Act pending further action by Congress. In April 2018, the Centers for Medicare & Medicaid Services, or CMS,  issued a final rule and guidance documents which changed requirements for health plans sold through the Affordable Care Act marketplaces for 2019. These changes include, for example, (i) turning over responsibility for ensuring that marketplace plans have enough health care providers in their networks to the states that rely on the federal HealthCare.gov exchange; (ii) allowing states to alter aspects of the essential health benefits required of health plans sold through the federal and state insurance marketplaces; (iii) eliminating certain Small Business Health Options Program, or SHOP,  regulatory requirements; and (iv) outlining criteria by which insurers may reduce the percentage of income allocated to patient care. The U.S. Department of Labor issued a final rule in June 2018 to expand the availability of association health plans available to small business owners and self-employed individuals, beginning on September 1, 2018. These association health plans will not be required to provide the essential health benefits mandated by the Affordable Care Act. These and other regulations may impact coverage of certain health care services.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, enacted by the U.S. Congress in 2003, changed the way Medicare covers and pays for pharmaceutical products, including creating the Medicare Part D prescription drug benefit, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. In addition, we will be subject to the rules and regulations issued by CMS from time to time for Medicare Part D, such as the requirement, effective January 1, 2021, to include drug price increases and lower cost therapeutic alternatives on its Part D Explanation of Benefits that Medicare Part D sends members to inform Medicare beneficiaries about possible ways to lower their out of pocket costs by considering a lower cost medication.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to additional regulation, particularly once third-party reimbursement becomes available for one or more of our products, by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (for example, the OIG), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments.

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

In addition, we are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. HIPAA, as amended by HITECH, and its implementing regulations, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity (e.g., a healthcare provider or a health plan) in a manner that is not authorized or permitted by HIPAA. In addition, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Similar laws have been proposed at the federal level and in other states.

To the extent that we continue to conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For example, in the European

Union, the General Data Protection Regulation, or GDPR, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth). We may, otherwise, be subject to additional data protection laws in Australia in the states and territories in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

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

In addition, at the federal level, the Drug Supply Chain Security Act, or DSCA, regulates the distribution and tracing of prescription drugs. The DSCA imposes requirements to ensure accountability in prescription drug distribution, for example, it requires manufacturers to affix a product identifier to each package and case of a prescription drug product intended for sale. A product identifier is an electronically-readable graphic that contains information including the product’s unique numerical identifier, lot number, and expiration date. The DSCA also requires relevant parties and to identify and remove illegitimate products from the market, including products that are counterfeit, stolen, intentionally contaminated, or otherwise harmful. The Prescription Drug Marketing Act, its implementing regulations and state laws also regulate the distribution of prescription drug product samples.

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

Employees

As of March 4, 2020, we had 28  full-time employees. In addition to our full‑time employees, we contract with third‑parties for the conduct of certain preclinical, manufacturing, accounting and administrative activities. We have no collective bargaining agreements with our employees and none are represented by labor unions.

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

We will remain an “emerging growth company” until the earliest of (1) December 31, 2020, and (2) the date on which we have , during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities.

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

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2019,  2018 and 2017 were approximately $32.9 million, $39.9 million and $32.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $150.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses will increase as we continue the research and development of, and clinical trials for, our product candidates. In addition to budgeted expenses, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If our product candidates fail in clinical trials or do not gain regulatory approval, or even if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Even if we are able to successfully achieve regulatory approval for these product candidates, we do not know what the reimbursement status of our product candidates will be or when any of these products will generate revenue for us, if at all. We have not generated, and do not expect to generate for the foreseeable future, any product revenue, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. The amount of future losses is uncertain and will depend, in part, on the rate of growth of our expenses.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals and reimbursement for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2019, we had approximately $70.1 million in cash and cash equivalents. We believe that current cash and cash equivalents and the proceeds anticipated from the AOF (as defined below) are sufficient to fund operations and capital requirements beyond the expected NDA submission and potential approval of Zygel for the treatment of FXS and into the second half of 2021.  The progress of Zygel for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	any change in the clinical development plans or target indications for these product candidates;

•	the number and characteristics of product candidates that we develop or may in‑license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the timing, outcome and impact of current and future legal proceedings;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing product and market developments;

•	the costs and timing of the implementation of commercial scale manufacturing activities; and

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

Our subsidiary, Zynerba Pharmaceuticals Pty Ltd., is incorporated in Australia where we are currently engaged in research and development activities for Zygel. Our subsidiary is eligible to participate in the Australian Federal Government’s Research and Development Tax Incentive program, under which the government provides a cash refund for a portion of eligible research and development expenditures (45% for fiscal years beginning prior to July 1, 2016 and 43.5% for fiscal years beginning on or after July 1, 2016) by small Australian entities, which are defined as Australian entities with less than A$20 million in revenue, having a tax loss. The Research and Development Tax Incentive refund is offered by the Australian federal government for eligible research and development purposes based on the filing of an annual application. As part of this program, our subsidiary applied for and received cash refunds from the Australian Taxation Office for a percentage of the research and development costs expended by our subsidiary in Australia. In June 2018, the Australian Federal Government proposed certain changes to the Research and Development Tax Incentive program which may reduce the amount of cash refunds our Australian subsidiary receives under the program. In

February 2019, an Australian senate committee placed these proposals on hold, effectively deferring any decision until after the May 2019 Australian federal elections. In December 2019, these proposals were reintroduced with proposed changes, including, among others, a higher research and development spending threshold, fixing of the rate of the refundable R&D tax offset to 13.5% and a cap on refunds at A$4 million a year.

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

In addition, in July 2019, the Australian government’s Department of Industry, Innovation and Science, or AusIndustry, responded to an Advance Overseas Finding, or AOF, application submitted by us to allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, we are eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020, which we estimate will be approximately $8.3 million. The AOF determination is binding on the Australian Tax Office with respect to the eligibility of the activities, but not the eligibility of particular expenditures. While we expect that the Australian Tax Office will approve our reimbursed expenditures for refund, there can be no assurance that all expenditures will be approved for refund.

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

As of December 31, 2019, we had U.S. net operating loss, or NOL, carryforwards of approximately $96.0 million for U.S. federal income tax and state tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our NOL carryforwards begin to expire in 2028 if not utilized.

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

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2019, we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). During 2018, we discontinued research and development studies associated with a previous grant and returned $0.7 million to the grantor in early 2019. Although we are not currently conducting research under any grants, , we may be subject to audits by government agencies for previous grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, we may be required to repay funds previously disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Risks Related to our Business and Industry

We are largely dependent on the success of our product candidates, which are still in clinical development, and will require significant capital resources and years of clinical development effort.

We currently have no marketed products. We have reported top line results from four Phase 2 clinical trials with Zygel  and Zygel is currently being evaluated in one ongoing pivotal clinical trial and an open label extension of that pivotal trial and three ongoing Phase 2 clinical trials. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, and substantial additional clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Australia, the European Union, Canada, and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post‑marketing studies and surveillance, which would require the expenditure of substantial resources beyond our existing funds. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA regulatory approval process or are granted a marketing authorization by the European Commission or the other competent authorities in the EU Member States, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, Zygel may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing and Phase 1 and Phase 2 clinical trials of Zygel may not necessarily be predictive of the results from our ongoing clinical trials for Zygel in patients with FXS, DEE, ASD and 22q, and any planned or proposed additional clinical trials. In addition, our interpretation of clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our ongoing clinical trials of Zygel for the treatment of behavioral symptoms of FXS, DEE, ASD or 22q, the development timeline and regulatory approval and commercialization prospects for Zygel, and, correspondingly, our business and financial prospects, would be materially adversely affected. Given all of these uncertainties, you should not place undo reliance on early data.

Even if Zygel advances through pre-clinical studies and clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. Since October 2015, we have conducted numerous clinical trials and plan to conduct clinical trials in the future, which is a time‑consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 28 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third‑party providers. As our product candidates advance through pre-clinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Because we have limited financial and managerial resources, we are focusing on research programs relating to Zygel for certain indications, which concentrates the risk of product failure in the event Zygel proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying Zygel in patients with FXS,

DEE, ASD and 22q. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for Zygel that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. For example, based on our intention to concentrate our focus on rare and near-rare neuropsychiatric disorders, we have postponed development in adult refractory epileptic focal seizures. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to Zygel may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for Zygel, we may relinquish valuable rights to Zygel through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to Zygel.

The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the European Commission, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates, we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

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

For Zygel, we have reported results from four Phase 2 clinical trials, which were conducted in Australia and New Zealand. We also have two ongoing Phase 2 clinical trials in Australia and New Zealand and have initiated what we believe will be a pivotal clinical trial for FXS in Australia, New Zealand and the United States. We anticipate that we will conduct additional clinical trials for Zygel in countries outside the United States, including Australia and New Zealand, subject to applicable regulatory approval. We plan to submit NDAs for Zygel to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA. A description of any studies related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time‑consuming and delay aspects of our development plan.

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

Business interruptions, including any interruptions resulting from COVID-19, could cause a disruption of our operations and may materially and adversely affect our business and financial conditions.

All of our employees are located in the U.S., with the exception of one employee located in Australia.  In addition to our employees, we rely on third parties in the United States and in various parts of the world to conduct our preclinical studies and clinical trials, to provide services, including data management, statistical analysis and electronic compilation related to our development of Zygel, and to supply API for Zygel and drug product for our clinical trials.  If we, or any of these third party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively. In December 2019, a novel strain of the Coronavirus (COVID-19) emerged in China. The virus has now spread to several other countries, including the United States, and could materially and adversely impact our operations or those of our third party partners. Additionally, continued spread of the coronavirus globally could negatively impact our manufacturing and supply chain for Zygel, our clinical trial timelines, our financial condition and our results of operation. The extent to which the coronavirus and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and may otherwise have a material adverse effect on our business, financial condition and results of operations. Non-compliance with requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

The 2018 Farm Bill and other legislation regarding cannabis may impact our business.

The 2018 Farm Bill excludes hemp from the definition of marijuana for purposes of the CSA and legalizes the cultivation and commercial sale of hemp in the United States, subject to state regulation and continuing oversight by federal regulatory agencies. Under the 2018 Farm Bill, the term ‘‘hemp’’ means the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis. This definition of hemp includes only plant derived hemp products. The 2018 Farm Bill declassified this type of hemp as a Schedule I substance and shifted regulatory authority from the DEA to the U.S. Department of Agriculture, or USDA. The 2018 Farm Bill outlines a regulatory plan for hemp production, but gives primary regulatory authority to the states. According to the National Conference of State Legislatures, at least 47 states have enacted legislation to establish industrial hemp cultivation and productions programs to regulate the production of hemp.

The U.S. Department of Agriculture, or USDA, issued an Interim Final Rule, or IFR, on October 31, 2019, establishing the Domestic Hemp Production Program. This program provides the parameters for federal licensing of hemp production, as well as for approval of licensing plans established by states and Native American tribes. Under the IFR, hemp containing THC levels greater than 0.3 percent remains a Schedule I illegal drug.

Notwithstanding the removal of plant-derived hemp from the CSA, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDC Act. Hemp products that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics will continue to be regulated by FDA under the applicable regulatory frameworks. Following passage of the 2018 Farm Bill, the FDA reaffirmed its enforcement authority and reiterated the requirement that a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, be approved by the FDA for its intended use before it may be introduced into interstate commerce. Currently, the FDA treats CBD as a pharmaceutical product, and any product containing CBD must go through the drug approval process and demonstrate the safety and efficacy of the formulation at issue to receive FDA approval. To date, the FDA has approved one such product, Epidiolex, which contains a purified form of CBD, for the treatment of seizures associated with Lennox-Gastaut and Dravet syndrome, for patients two years of age and older. The FDA has also approved three other compounds that contain synthetic forms of THC or THC-like substances.

The 2018 Farm Bill does not directly impact us because the pharmaceutical-grade, synthetically-produced CBD used in the manufacture of Zygel remains a Schedule I controlled substance under the CSA and the development of Zygel remains subject to FDA regulations. Given the continuing uncertainty surrounding future state and federal regulations and the continuing barriers that still exist for cannabis and cannabis-derived compounds, such as CBD, in certain product categories due to FDA regulation, it is unknown what impact the removal of hemp from the CSA, and any resulting commercialization of hemp products, may have on our business.

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

While Cannabis and certain of its derivatives are Schedule I controlled substances, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II ‑ V, since approval by the FDA satisfies the “accepted medical use” requirement. In 2018 the FDA approved Epidiolex, a sesame oil oral solution of CBD and the DEA scheduled Epidiolex to Schedule V. If Zygel receives FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. Based on the scheduling decision the DEA made with respect to Epidiolex, if approved by the FDA, we believe, but cannot be certain, that the finished dosage forms of Zygel will be listed by the DEA as a Schedule V controlled substance. However, the DEA must issue an order scheduling the drug within 90 days after FDA approves the drug and DEA receives a scientific and medical evaluation and scheduling recommendation from the HHS. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that Zygel may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of Zygel.

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

We currently use contract manufactures in the United States and Canada to manufacture the API for Zygel and contract manufactures in the United Kingdom and Australia to manufacture the drug product for our clinical trials. For Zygel, we have completed a Phase 1 clinical trial in the United States, have completed several Phase 1 and Phase 2 clinical trials in Australia and New Zealand and have three ongoing Phase 2 clinical trials in Australia and New Zealand. We also have one pivotal trial which is ongoing in Australia, New Zealand and the United States and we anticipate conducting additional clinical trials for Zygel in patients with FXS, DEE, ASD and 22q in the United States, Australia and New Zealand. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will also be subject to controlled substance laws and regulations from the TGA in Australia, Health Canada’s Office of Controlled Substances in Canada, the New Zealand Medicines and Medical Device Safety Authority in New Zealand, the Drugs & Firearms Unit (Home Office) of the National Drug Control System in the United Kingdom, and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future. We plan to submit NDAs for Zygel to the FDA upon completion of all requisite clinical trials and may require additional DEA approvals at such time as well.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Zygel and the API used to manufacture Zygel will require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, Health Canada; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Board Protection Service, the TGA, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel could have a material adverse effect on our business, results of operations and financial condition.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products. We expect continued significant focus on health care and drug pricing legislation through the November 2020 U.S. presidential election and beyond.

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

We may lose orphan drug status if the FDA determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, orphan drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, or limit the scope of any approved label or market acceptance.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.

Even though our product candidate has received Fast Track designation, the FDA may not approve it at all or any sooner than other product candidate that does not have Fast Track designation.

We have received Fast Track designation from the FDA for Zygel for the treatment of behavioral symptoms associated with FXS. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, or those of our third-party service providers, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti‑bribery laws generally prohibit companies and their intermediaries from making improper payments to non‑U.S. officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

Negative public perception of CBD and cannabis-related products and misconceptions about the nature of our business may generate public controversy.

Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from Cannabis, or misuse or adverse side effects from Cannabis or other cannabinoid products, or confusion of our products with Cannabis,  may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

We are aware of multiple companies that are working in the Cannabis therapeutic area, including pharmaceutical companies such as GW, which markets Epidiolex in the United States (Epidyolex in the EU), a sesame oil liquid formulation of highly purified CBD extract, as a treatment for DS and LGS and which is also under investigation for Tuberous Sclerosis Complex and Rett Syndrome  and Sativex, a botanical CBD/THC combination oral mucosal spray for the treatment of spasticity due to multiple sclerosis, which has already been approved in more than 25 foreign countries, and which is also in development in in schizophrenia and other neurological conditions; Chilion, which acquired rights to CBD and THC assets from Insys, including Syndros®, its dronabinol oral solution, which is a schedule II cannabinoid product, for anorexia associated with weight loss in patients with AIDS and chemotherapy-induced nausea and vomiting, or CINV,  in patients with cancer whose response to conventional antiemetics is inadequate.Chilion, as part of their acquisition of Insys's CBD and THC assets, acquired an orally administered liquid formulation of its synthetic CBD compound as a potential treatment for childhood absence epilepsy, infantile spasms and Prader-Willi syndrome; along with several other companies in early stage discovery, preclinical and clinical development utilizing CBD, THC and/or other cannabinoids.

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

On October 23, 2019, a putative class action complaint was filed against us and certain of our officers in the United States District Court for the Eastern District of Pennsylvania. This action was purportedly brought on behalf of a putative class of our investors who purchased our publicly traded securities between March 11, 2019 and September 17, 2019. The Complaint alleges that we and our executives violated federal securities laws concerning certain material misstatements and omissions relating to product candidate Zygel.

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

We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices.

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal

In addition, our business processes some personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants' data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to users' accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and may use such access to obtain users' personal data or prevent use of their accounts. Data breaches could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act, or CCPA. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. In addition, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligation.

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may become subject to additional laws in other jurisdictions, such as the EU's General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

In addition, under certain circumstances, we may be considered liable for non-compliance by our third-party service providers under the HIPAA, GDPR, the CCPA or other privacy laws and regulations. We could be liable for, or face reputational harm as a result of, their actions if, for example, they fail to comply with applicable statutory and regulatory requirements. These or similar instances of noncompliance by our third-party partners with privacy laws and regulations could have an adverse impact on our reputation and business.

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

We rely on third parties to supply the materials for, and manufacture, our research and development, and preclinical and clinical trial supplies and APIs. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our API manufacturer could require significant effort and expertise because there may be a limited number of qualified manufacturers.

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

In addition, our ability to obtain materials from these suppliers could be disrupted if the operations of these manufacturers are affected by earthquakes, power shortages, telecommunications failures, cybersecurity breaches, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed and our operations and financial condition could suffer. Our third‑party manufacturers also may use hazardous materials, including chemicals and compounds that could be dangerous to human health and safety or the environment, and their operations may also produce hazardous waste products. In the event of contamination or injury, our third‑party manufacturers could be held liable for damages or be penalized with fines in an amount exceeding their resources, which could result in our clinical trials or regulatory approvals being delayed or suspended.

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

We are aware of issued U.S. patents and corresponding foreign patents owned by a third party with claims that are generally directed to a method of treating partial seizures and complex partial seizures by administering CBD to a patient where the CBD is present in an amount to provide a daily dose of at least 400mg. We are also aware of issued U.S. patents owned by such third party generally directed to methods of treating types of seizures (e.g. atonic, convulsive and focal) in LGS and DS patients by administering CBD with specific purities to a patient, in specified dosing ranges and/or in combination with other drugs. If Zygel is approved by the FDA for the treatment of the indications claimed in these patents and has a label that contains dosing of Zygel with CBD that meets the claimed dosing ranges, purity limitations and/or recited combinations at or above the claimed doses, these patents could be construed to cover Zygel for our DEE program and such third party may then seek to enforce its patents by filing patent infringement lawsuits against us. In such lawsuits, we may incur substantial expenses defending our rights to commercialize Zygel for refractory epilepsy,

LGS or DS, and in connection with such lawsuits and under certain circumstances, it is possible that we could be required to cease or delay the commercialization of Zygel for refractory epilepsy, LGS or DS, as applicable, and/or be required to pay monetary damages or other amounts, including royalties on the sales of Zygel for refractory epilepsy, LGS or DS. Moreover, such lawsuits may also consume substantial time and resources of our management team and board of directors. The threat or consequences of such a lawsuits may also result in royalty and other monetary obligations, which may adversely affect our results of operations and financial condition.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own or we may initiate legal proceedings against third parties to challenge the validity or scope of their intellectual property rights. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

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

The stock market in general has, from time to time, experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. For example, on October 23, 2019, a putative class action complaint was filed against us and certain of our officers in the United States District Court for the Eastern District of Pennsylvania. This action was purportedly brought on behalf of a putative class of our investors who purchased our publicly traded securities between March 11, 2019 and September 17, 2019. While we believe that the lawsuit is without merit and intend to vigorously defend against it, the lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 37.2% of our voting stock at March 4, 2020. This concentration of ownership could harm the market price of our common stock by:

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

We will no longer be an emerging growth company beginning on December 31, 2020 after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to cease to be an emerging growth company as of December 31, 2020.

As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ending December 31, 2020, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2021 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on the Form 10-K and proxy statement for the year ending December 31, 2020 (unless we are able to do so as a smaller reporting company). We expect that our transition from “emerging growth company” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act also requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock, including under our current Controlled Equity Offering Sales AgreementSM with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., or the 2019 Sales Agreement. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers. As of March 4, 2020, there were 2,547,297 shares of our common stock available for future grant under our Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended, or 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our company headquarters are located in Devon, Pennsylvania where we occupy 10,877 square feet of office space pursuant to a lease which expires on May 31, 2021.

Item 3.        Legal Proceedings

On October 23, 2019, a putative class action complaint was filed against us and certain of our current officers in the United States District Court for the Eastern District of Pennsylvania. This action was purportedly brought on behalf of a putative class of our investors who purchased our publicly traded securities between March 11, 2019 and September 17, 2019. The Complaint alleges that we and our executives violated federal securities laws concerning certain material misstatements and omissions relating to product candidate Zygel. Specifically, the complaint alleges that we made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors.

We believe that the claims asserted are without merit, and we intend to defend this action vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 4.        Mine Safety Disclosure

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Global Market since August 5, 2015 under the symbol “ZYNE.”

Holders of Common Stock

As of March 4, 2020, there were 31  holders of record of our common stock.

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

Item 6.       Selected Financial Data

This section should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. We derived the selected consolidated statements of operations data for the years ended December 31, 2019,  2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017,  2016 and 2015 have been derived from financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical consolidated results are not necessarily indicative of the results that may be expected in the future.

Statements of Operation Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue	$—	$86,000	$—	$7,250	$278,900
Operating expenses:
Research and development	20,384,049	27,245,043	22,806,107	16,784,626	7,445,669
General and administrative	13,935,761	13,238,787	10,016,902	6,430,252	5,364,390
Total operating expenses	34,319,810	40,483,830	32,823,009	23,214,878	12,810,059
Loss from operations	(34,319,810)	(40,397,830)	(32,823,009)	(23,207,628)	(12,531,159)
Other income (expense):
Interest income	1,522,138	961,323	519,554	80,222	7,352
Foreign exchange (loss) gain	(145,911)	(474,668)	291,151	(189,497)	—
Loss on disposal of equipment	—	—	—	(99,147)	—
Total other income (expense)	1,376,227	486,655	810,705	(208,422)	7,352
Loss before income taxes	(32,943,583)	(39,911,175)	(32,012,304)	(23,416,050)	(12,523,807)
Income tax (benefit) expense	—	—	—	(27,543)	27,543
Net loss	$(32,943,583)	$(39,911,175)	$(32,012,304)	$(23,388,507)	$(12,551,350)
Per share information:
Net loss per share basic and diluted (1)	$(1.50)	$(2.61)	$(2.48)	$(2.58)	$(2.82)
Basic and diluted weighted average shares outstanding	22,000,203	15,308,886	12,914,814	9,070,232	4,457,719

(1)

Refer to note 2(l) of our audited financial statements for a description of the method used to calculate net loss per share, basic and diluted, and the basic and diluted weighted average shares outstanding.

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Cash and cash equivalents	$70,063,242	$59,763,773	$62,510,277	$30,965,791	$41,513,060
Total assets	87,764,596	67,327,443	69,054,309	36,554,274	43,643,541
Total liabilities	12,167,853	9,725,782	8,104,721	6,966,966	3,937,617
Total stockholders’ equity	75,596,743	57,601,661	60,949,588	29,587,308	39,705,924

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

We are currently evaluating ZygelTM, a patent-protected transdermal cannabidiol, or CBD, gel for the treatment of FXS, DEE, ASD and 22q. In 2017, we announced results for three Phase 2 clinical trials for Zygel. In April 2018, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with DEE. In September 2019, we completed the first six months of dosing for that study and announced positive top-line results. In July 2018, we initiated what we believe will be a pivotal clinical trial evaluating Zygel in children and adolescent patients with FXS. In the first quarter of 2020, we announced that 212 patients with FXS have been randomized into the trial and enrollment is now complete.  We expect to report top-line results late in the second quarter of 2020. In March 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with ASD and completed enrollment in that trial in January 2020. In May 2019, we initiated an open-label Phase 2 clinical trial evaluating Zygel in children and adolescent patients with 22q. We expect to report top line results for the ASD clinical trial in the second quarter of 2020 and the 22q clinical trial results are now expected in the third quarter of 2020.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are CBD and Tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. Four additional patents are directed to methods of use relating to Zygel, including methods of treating FXS and ASD, and will expire in 2038. In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing,  is targeting treatment of behavioral symptoms of FXS, ASD and 22q and reductions in seizures in patients with DEE. We have been granted orphan drug designation from the FDA for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier

In April 2018, we initiated the exploratory Phase 2 BELIEVE 1 (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (age three to 17 years) with DEE as classified by the International League Against Epilepsy, or ILAE (Scheffer et al. 2017). In September 2019, we reported positive top-line results from the BELIEVE 1 trial.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In the first quarter of 2020, we announced that 212 patients with FXS have been enrolled at 21 clinical sites in the United States, Australia and New Zealand and enrollment is now complete. We expect to report top-line results late in the second quarter of 2020.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) clinical trial, a 14- week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. We have enrolled  37 patients in the BRIGHT clinical trial and enrollment is now complete. We expect to report top line results from this study in the second quarter of 2020.

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (age six to 17 years). Top line results from this study are now expected in the third quarter of 2020.

Zygel Clinical Development Timelines

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $32.9 million, $39.9 million and $32.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of

December 31, 2019, our accumulated deficit was $150.8 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Research and Development Expenses — Our research and development expenses relating to our product candidates consisted of the following:

•	expenses associated with preclinical development and clinical trials;

•	personnel‑related expenses, such as salaries, benefits, travel and other related expenses, including stock‑based compensation;

•	payments to third‑party CROs, CMOs, contractor laboratories and independent contractors; and

•	depreciation, maintenance and other facility‑related expenses.

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Generally speaking, expenses associated with clinical trials will increase as our clinical trials progress. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. We use third‑party CROs, CMOs, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each study completed at the end of each reporting period.

Our Australian subsidiary, Zynerba Pharmaceuticals Pty Ltd, or the Subsidiary, is incorporated in Australia and is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. In July 2019, the Australian government’s Department of Industry, Innovation and Science, or AusIndustry, responded to an Advance Overseas Finding, or AOF, application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, we are eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, we recorded an $8.3 million credit to research and development expenses for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. Although the AOF approval extends into 2020, management believes that substantially all qualifying amounts have been recorded as of December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017, we incurred research and development expenses of $20.4 million, $27.2 million and $22.8 million, respectively, which were net of $11.2 million, $3.4 million and $3.8 million, respectively, associated with the Australian research and development tax incentive program.

The following table summarizes research and development expenses for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018	2017
Research and development expenses - before R&D incentive	$31,549,954	$30,631,258	$26,584,938
Research and development incentive (non-AOF)	(2,895,896)	(3,386,215)	(3,778,831)
Research and development expenses (before impact of AOF)	28,654,058	27,245,043	22,806,107
AOF - cumulative change in estimate for the period 1/1/18 through 12/31/19	(8,270,009)	—	—
Total research and development expenses	$20,384,049	$27,245,043	$22,806,107

Excluding the reduction of research and development expenses from the AOF, we expect research and development expenses to increase in 2020 as compared to 2019 as we continue to advance our clinical trials and prepare for a potential NDA filing for Zygel in FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

As of December 31, 2019, we had $96.0 million of federal operating loss carryforwards and $2.6 million of research tax credit carryforwards available to offset future taxable income and income tax, respectively. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. At December 31, 2019 and 2018, we concluded that a full valuation allowance is necessary for our deferred tax assets.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

	Year Ended		Increase
	December 31,		(Decrease)
	2019	2018	$	%
Revenue	$—	$86,000	$(86,000)	—%
Operating expenses:
Research and development	20,384,049	27,245,043	(6,860,994)	(25)%
General and administrative	13,935,761	13,238,787	696,974	5%
Total operating expenses	34,319,810	40,483,830	(6,164,020)	(15)%
Loss from operations	(34,319,810)	(40,397,830)	6,078,020	(15)%
Other income	1,376,227	486,655	889,572	183%
Net loss	$(32,943,583)	$(39,911,175)	$6,967,592	(17)%

Revenue

Revenue in 2018 was related to services rendered for our ZYN001 program in connection with grants received prior to 2015. Grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

Research and Development Expenses

Excluding the $8.3 million reduction in research and development expenses for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019, research and development expenses increased by $1.4 million, or 5%, to $28.7 million for the year ended December 31, 2019 from $27.2 million for the year ended December 31, 2018.  The increase was primarily related to increased manufacturing and clinical trial costs related to our Zygel program; partially offset by a decrease in non-clinical trial costs related to our Zygel program and decreases in employee-related costs and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 5%, to $13.9 million for the year ended December 31, 2019 from $13.2 million for the year ended December 31, 2018. The increase was primarily related to increased employee-related costs and an increase in directors and officers liability insurance; partially offset by decreases in stock-based compensation expense and lower costs associated with the recruiting of new employees.

Other Income

During the years ended December 31, 2019 and 2018, we recognized $1.5 million and $1.0 million, respectively, in interest income. The increase in interest income was related both to a higher amount of invested cash resulting from the receipt of $45.1 million in net proceeds from the sale of our shares of common stock under the Open Market Sales Agreement, or the 2017 Sales Agreement, with Jefferies LLC, or Jefferies, during the first half of 2019 and to a higher average interest rate earned on our investments. During the years ended December 31, 2019 and 2018, we recognized foreign currency losses of $0.1 million and $0.5 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities that are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our IPO in 2015, sales under our “at-the-market” offering, and our follow-on public offerings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2019, our principal sources of liquidity were our cash and cash equivalents of $70.1 million. Our working capital was $75.0 million as of December 31, 2019.

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

Equity Financings

On August 30, 2019, we entered into a Controlled Equity Offering Sales AgreementSM, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. From December 12, 2019 through March 4, 2020, we have sold and issued 353,171 shares of our common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $5.22 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. As of December 31, 2019, we sold and issued 13,381 shares of our common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through March 4, 2020, we sold and issued 339,790 shares of our common stock in the open market at a weighted average selling price of $5.15 per share, for gross proceeds of $1.7 million and net proceeds, after deducting commissions and offering expenses, of $1.5 million.

In June 2017, we entered into the 2017 Sales Agreement with Jefferies, pursuant to which we sold $50.0 million of our common stock. In the first quarter of 2019, we sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, we sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the 2017 Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, we have cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement, which was terminated pursuant to its terms.

In July 2018, we completed a follow-on public offering, selling 4,062,500 shares of our common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

Debt

We had no debt outstanding as of December 31, 2019 or 2018.

Future Capital Requirements

During the year ended December 31, 2019, net cash used in operating activities was $34.8 million, and our accumulated deficit as of December 31, 2019 was $150.8 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for any of our product candidates, we will incur significant sales, marketing and manufacturing expenses. In addition, we expect to continue to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements associated with operating as a public reporting company.

Our future use of operating cash and capital requirements will depend on many forward‑looking factors, including the following:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we may develop or in‑license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the DEA, the FDA, the EMA or other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;

•	costs and timing of the implementation of commercial scale manufacturing activities; and

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

Cash Flows

Years Ended December 31, 2019 and December 31, 2018 — The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2019	2018
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(34,817,976)	$(32,397,351)
Investing activities	(129,390)	(286,658)
Financing activities	45,246,835	29,937,505
Net increase (decrease) in cash and cash equivalents	$10,299,469	$(2,746,504)

Operating Activities

For the year ended December 31, 2019, cash used in operating activities was $34.8 million, compared to $32.4 million for the year ended December 31, 2018.  The increase from 2018 was primarily the result of the increased research and development expenses related to clinical trial costs of our Zygel program, excluding amounts expected to be received from the Australian research and development tax incentive program.

Excluding the cash anticipated to be received from the July 2019 AOF application, we expect cash used in operating activities to increase in 2020 as compared to 2019, as we continue to advance our clinical trials and prepare for a potential NDA filing and commercialization of Zygel in FXS.

Investing Activities

For the year ended December 31, 2019, cash used in investing activities primarily represented the cost of expenditures made for manufacturing equipment. For the year ended December 31, 2018, cash used in investing activities represented the cost of expenditures made for manufacturing equipment and furniture and fixtures and leasehold improvements associated with our corporate headquarters.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 consisted primarily of $45.1 million in net proceeds from sales of our shares of common stock under the 2017 Sales Agreement with Jefferies and $0.1 million under the 2019 Sales Agreement. Cash provided by financing activities for the year ended December 31, 2018 consisted primarily of $29.9 million in net proceeds from sales of our shares of common stock under a follow-on public offering.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	2020	2021 and 2022	2023 and 2024	2025 and Thereafter
Operating lease obligations	$454,524	$318,561	$135,963	-	$-

Accounting Pronouncements

For descriptions of recently issued accounting pronouncements, see “Note 2 – Summary of Significant Accounting Policies – Accounting Pronouncements” of our Notes to Consolidated Financial Statements included above in Item 8 of this report.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of December 31, 2019,  we had cash and cash equivalents of $70.1 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 10, 2020

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$70,063,242	$59,763,773
Incentive and tax receivables	14,613,969	3,444,620
Prepaid expenses and other current assets	2,378,812	3,747,087
Total current assets	87,056,023	66,955,480
Property and equipment, net	362,724	371,963
Right-of-use assets	345,849	—
Total assets	$87,764,596	$67,327,443
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,740,981	$4,461,567
Accrued expenses	7,073,506	5,264,215
Lease liabilities	243,677	—
Total current liabilities	12,058,164	9,725,782
Lease liabilities, long-term	109,689	—
Total liabilities	12,167,853	9,725,782
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,211,391 shares issued and outstanding at December 31, 2019 and 17,626,873 shares issued and outstanding at December 31, 2018	23,211	17,627
Additional paid-in capital	226,409,156	175,476,075
Accumulated deficit	(150,835,624)	(117,892,041)
Total stockholders' equity	75,596,743	57,601,661
Total liabilities and stockholders' equity	$87,764,596	$67,327,443

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
Revenue	$—	$86,000	$—
Operating expenses:
Research and development	20,384,049	27,245,043	22,806,107
General and administrative	13,935,761	13,238,787	10,016,902
Total operating expenses	34,319,810	40,483,830	32,823,009
Loss from operations	(34,319,810)	(40,397,830)	(32,823,009)
Other income (expense):
Interest income	1,522,138	961,323	519,554
Foreign exchange (loss) gain	(145,911)	(474,668)	291,151
Total other income	1,376,227	486,655	810,705
Net loss	$(32,943,583)	$(39,911,175)	$(32,012,304)

Net loss per share basic and diluted	$(1.50)	$(2.61)	$(2.48)
Basic and diluted weighted average shares outstanding	22,000,203	15,308,886	12,914,814

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2018 and 2019

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-capital	deficit	equity
Balance at December 31, 2016	9,994,825	$9,995	$75,545,875	$(45,968,562)	$29,587,308
Issuance of common stock, net of issuance costs	3,516,594	3,517	57,289,524	—	57,293,041
Exercise of stock options	42,454	42	434,649	—	434,691
Stock-based compensation expense	—	—	5,646,852	—	5,646,852
Net loss	—	—	—	(32,012,304)	(32,012,304)
Balance at December 31, 2017	13,553,873	13,554	138,916,900	(77,980,866)	60,949,588
Issuance of common stock, net of issuance costs	4,062,500	4,062	29,933,443	—	29,937,505
Issuance of restricted stock	10,500	11	(11)	—	—
Stock-based compensation expense	—	—	6,625,743	—	6,625,743
Net loss	—	—	—	(39,911,175)	(39,911,175)
Balance at December 31, 2018	17,626,873	17,627	175,476,075	(117,892,041)	57,601,661
Issuance of common stock, net of issuance costs	5,534,935	5,534	45,181,536	—	45,187,070
Issuance of restricted stock	8,600	9	(9)	—	—
Exercise of stock options	40,983	41	189,659	—	189,700
Stock-based compensation expense	—	—	5,561,895	—	5,561,895
Net loss	—	—	—	(32,943,583)	(32,943,583)
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(32,943,583)	$(39,911,175)	$(32,012,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,879	99,572	94,211
Stock-based compensation	5,561,895	6,625,743	5,646,852
Changes in operating assets and liabilities:
Incentive and tax receivables	(11,169,349)	538,984	(369,661)
Prepaid expenses and other assets	1,561,780	(1,291,186)	(324,304)
Deferred grant revenue	—	(833,975)	—
Right-of-use assets	(5,307)	—	—
Accounts payable	209,613	1,103,013	1,492,171
Accrued expenses	1,833,096	1,271,673	(369,416)
Net cash used in operating activities	(34,817,976)	(32,397,351)	(25,842,451)
Cash flows from investing activities:
Purchases of property and equipment	(129,390)	(286,658)	(115,356)
Net cash used in investing activities	(129,390)	(286,658)	(115,356)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	45,187,070	29,937,505	57,293,041
Payment of deferred financing costs	(129,935)	—	(225,439)
Proceeds from the exercise of stock options	189,700	—	434,691
Net cash provided by financing activities	45,246,835	29,937,505	57,502,293
Net increase (decrease) in cash and cash equivalents	10,299,469	(2,746,504)	31,544,486
Cash and cash equivalents at beginning of year	59,763,773	62,510,277	30,965,791
Cash and cash equivalents at end of year	$70,063,242	$59,763,773	$62,510,277

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$63,570	$60,000	$15,000
Changes in property and equipment acquired but not paid	$4,750	$20,350	$—
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$12,824	$—	$—
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$325,683	$—	$—

See accompanying notes to consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $150.8 million as of December 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On August 30, 2019, the Company entered into a Controlled Equity Offering Sales AgreementSM (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. From December 12, 2019 through March 4, 2020, the Company has sold and issued 353,171 shares of its common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $5.22 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. As of December 31, 2019, the Company sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through March 4, 2020, the Company sold and issued 339,790 shares of its common stock in the open market at a weighted average selling price of $5.15 per share, for gross proceeds of $1.7 million and net proceeds, after deducting commissions and offering expenses, of $1.5 million.

In June 2017, the Company entered into an Open Market Sales Agreement (the “2017 Sales Agreement”) with Jefferies LLC, (“Jefferies”) pursuant to which the Company sold $50.0 million of its common stock. In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the 2017 Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement, which was terminated pursuant to its terms.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

In July 2019, the Australian government’s Department of Industry, Innovation and Science (“AusIndustry”) responded to an Advance Overseas Finding (“AOF”) application submitted by Zynerba that will allow certain research and development expenses incurred with respect to the Company’s product candidate Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an Incentive and Tax Receivable and recorded a corresponding credit to research and

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. Although the AOF approval extends into 2020, management believes that substantially all qualifying amounts have been recorded as of December 31, 2019.

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

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2019 and 2018, the Company invested a portion of its cash balances in money market funds that seek to maintain a stable net asset value. These investments have been included as cash equivalents on the consolidated balance sheets.

e.  Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

balance sheets. As of December 31, 2019, the Company’s estimate of the amount of cash refund it expects to receive in 2020 for both 2019 and 2018 eligible spending as part of this incentive program was $6.0 million and was recorded as a current asset.

In July 2019, AusIndustry responded to an AOF application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of December 31, 2019, incentive and tax receivables included $8.3 million related to the AOF.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2019, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended December 31, 2019.

Incentive and tax receivables consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$3,126,750	$3,149,546
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	2,913,417	—
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	8,256,416	—
Goods and services tax	317,386	295,074
Total incentive and tax receivables	$14,613,969	$3,444,620

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

g.  Impairment of Long‑Lived Assets

The Company assesses the recoverability of its long‑lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate an impairment may have occurred. If indicators of an impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2019, 2018 and 2017, the Company determined that there was no impairment of its long‑lived assets.

h.  Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. The Company incurred research and development expenses of $20.4 million, $27.2 million and $22.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which were net of $11.2 million, $3.4 million, and $3.8 million, respectively, associated with the Australian research and development tax incentive program.

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

The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For expected stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option.

j.  Revenue Recognition

Grant revenue received is recognized when the related expenditures are incurred. Revenue was entirely related to work performed in connection with grants received in years prior to 2015.

k.  Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The carrying amount of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets. The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2019 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

The following potentially dilutive securities outstanding as of December 31, 2019, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti‑dilutive:

	December 31,
	2019	2018	2017
Stock options	3,988,716	3,152,267	2,386,538
Unvested restricted stock	8,600	10,500	108,730
	3,997,316	3,162,767	2,495,268

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

As of January 1, 2019, the Company adopted ASC 842 using the modified-retrospective method and recognized right-of-use assets and corresponding lease liability of $325,683. In addition, the Company eliminated its deferred rent liability and recorded an adjustment to decrease its right-of-use asset by $12,824. The adoption of the standard did not have an impact on the Company’s consolidated statements of cash flows and had no impact on the Company’s consolidated statement of operations.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Fair Value Measurement
	Carrying amount	as of December 31, 2019
	as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$69,686,350	$69,686,350	$—	$—
	$69,686,350	$69,686,350	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2018
	as of December 31, 2018	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,554,458	$59,554,458	$—	$—
	$59,554,458	$59,554,458	$—	$—

(4)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Prepaid development expenses	$957,814	$2,671,815
Prepaid insurance	841,858	393,451
Deferred financing costs	193,505	255,754
Other current assets	385,635	426,067
Total prepaid expenses and other current assets	$2,378,812	$3,747,087

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2019	2018
Equipment	2-5	$263,829	$178,001
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,355	300,407
Leasehold improvements	various	68,881	68,881
Construction in process		78,773	57,015
Total cost		753,157	634,623
Less accumulated depreciation		(390,433)	(262,660)
Property and equipment, net		$362,724	$371,963

Depreciation expense was $133,879,  $99,572 and $94,211 for the years ended December 31, 2019,  2018 and 2017 respectively.

(6)  Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Accrued compensation	$2,340,533	$2,188,801
Accrued research and development	4,343,322	1,928,305
Grants payable	—	747,926
Other	389,651	399,183
Total accrued expenses	$7,073,506	$5,264,215

(7)  Stockholders’ Equity

Preferred Stock

The Company’s board of directors are authorized to issue up to 10.0 million shares of preferred stock, with any rights, preferences and privileges as it may designate. As of December 31, 2019,  no shares of preferred stock were issued.

Common Stock

On August 30, 2019, the Company entered into the 2019 Sales Agreement with the Agents pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. From December 12, 2019 through March 4, 2020, the Company has sold and issued 353,171 shares of its common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $5.22 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. As of December 31, 2019, the Company sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through March 4, 2020, the Company sold and issued 339,790 shares of its common stock in the open market at a weighted average selling price of $5.15 per share, for gross proceeds of $1.7 million and net proceeds, after deducting commissions and offering expenses, of $1.5 million.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the 2017 Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement, which was terminated pursuant to its terms.

In July 2018, the Company completed a follow-on public offering, selling 4,062,500 shares of its common stock at an offering price of $8.00 per share, resulting in gross proceeds of $32.5 million. Net proceeds received after deducting underwriting discounts and commissions and offering expenses were $29.9 million.

In June 2017, the Company terminated the 2016 Sales Agreement and entered into the 2017 Sales Agreement with Jefferies pursuant to which the Company may sell, from time to time, up to $50.0 million of its common stock. During 2017, the Company sold and issued 296,594 shares of common stock in the open market at a weighted average selling price of $10.74 per share, for gross proceeds of $3.2 million. Net proceeds after deducting commissions and offering expenses were $3.0 million.

In the first quarter of 2017, the Company completed an additional follow-on public offering, selling 3,220,000 shares at an offering price of $18.00 per share resulting in gross proceeds of $58.0 million. Net proceeds received after deducting underwriting and commissions and offering expenses were $54.2 million.

(8)  Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2020, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 7,804,869 shares. As of December 31, 2019,  1,767,777 shares were available for future issuance under the 2014 Plan.

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

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the years ended December 31, 2019 and 2018,  none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of December 31, 2019, the aggregate estimated grant date fair values of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable were $663,484 and $24,850, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $5,561,895,  $6,625,743 and $5,646,852, respectively, in stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants			Restricted stock awards
	2019	2018	2017	2019	2018	2017
Research and development	$2,348,205	$2,884,689	$2,127,386	$23,793	$202,809	$157,480
General and administrative	3,189,897	3,491,432	3,279,626	—	46,813	82,360
	$5,538,102	$6,376,121	$5,407,012	$23,793	$249,622	$239,840

The following table summarizes the Company’s stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2017	2,386,538	$12.53
Granted	875,416	11.34
Expired	(109,687)	9.20
Outstanding as of December 31, 2018	3,152,267	12.16
Granted	960,432	6.07
Exercised	(40,983)	4.63
Forfeited	(83,000)	9.48
Outstanding as of December 31, 2019	3,988,716	10.83	7.20	$2,668,248
Exercisable as of December 31, 2019	2,439,217	11.98	6.29	$1,047,743
Vested and expected to vest as of December 31, 2019	3,905,436	$10.81

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $4.22,  $7.84 and $12.95, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	2.36%	2.53%	2.11%
Expected term of options (in years)	6.16	6.12	6.12
Expected stock price volatility	79.85%	78.09%	77.00%
Expected dividend yield	0%	0%	0%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

As of December 31, 2019, excluding performance-based stock options that have not been deemed probable, there was $7.4 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.09 years.

The following table summarizes the restricted stock award activity under the 2014 Plan:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2017	108,730	$1.65
Granted	10,500	11.86
Vested	(108,730)	1.65
Unvested as of December 31, 2018	10,500	11.86
Granted	8,600	4.42
Vested	(10,500)	11.86
Unvested as of December 31, 2019	8,600	$4.42

As of December 31, 2019, excluding performance-based restricted stock awards that have not been deemed probable, there was $6,984 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.07 years. The Company expects that all 3,600 of the unvested, non-performance based, restricted stock awards will vest.

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

The Company leases its headquarters where it occupies 10,877 square feet of office space. On November 11, 2019, the Company extended its original five-year lease for one additional year until May 31, 2021. The Company’s lease contains variable lease costs that do not depend on a rate or index and consist primarily of common area maintenance, taxes, and insurance charges. As the implicit rate was not readily determinable for the Company’s lease, the Company used an estimated incremental borrowing rate, or discount rate, to determine the initial present value of the lease payments. The discount rate for the lease was calculated using a synthetic credit rating model.

As of January 1, 2019, the Company recognized a lease liability of $325,683 and a right-of-use asset of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of November 11, 2019, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $392,822 and right-of-use assets to $386,609, which was recorded net of a deferred rent liability of $6,213. As of December 31, 2019, the Company’s right-of-use asset, net of amortization, was $345,849.

Other operating lease information as of December 31, 2019:

Weighted-average remaining lease term - operating leases	1.4	years
Weighted-average discount rate - operating leases	6.6%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2019:

Year ended:
December 31, 2020	$259,864
December 31, 2021	111,506
Total minimum lease payments	371,370
Less: imputed lease interest	(18,004)
Total lease liabilities	$353,366

Lease expense for the year ended December 31, 2019 was comprised of the following:

Operating lease expense	$241,443
Variable lease expense	58,697
Total lease expense	$300,140

Cash payments related to operating leases for the year ended December 31, 2019 were $246,750.

(10) Defined Contribution Retirement Plan

The Company offers a tax-qualified defined contribution retirement plan, which we refer to as our 401(k) plan, to eligible employees, including our current named executive officers. Our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to the limitations imposed by the Internal Revenue Service. The Company may, but is not required to, make discretionary employer matching contributions on behalf of eligible employees under this plan. On January 1, 2018, the Company commenced making an employer match of 33% for the first 6% of employee contributions. Employer matching contributions vest immediately. During the years ended December 31, 2019 and 2018, the Company’s contributions to the plan was $107,419 and $84,276,  respectively, and no contributions were made during the year ended December 31, 2017.

(11)  Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2019	2018	2017
United States	$(26,052,255)	$(34,308,847)	$(27,051,148)
Foreign	(6,891,328)	(5,602,328)	(4,961,156)
Total	$(32,943,583)	$(39,911,175)	$(32,012,304)

The Company had $96.0 million and $84.0 million of federal net operating loss carryforwards and $2.6 million and $2.3 million of research tax credit carryforwards as of December 31, 2019 and 2018, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. The Company has $103.8 million and $84.1 million of state net operating loss carryforwards as of December 31, 2019 and 2018, respectively. The state net operating loss carryforwards begin to expire in 2028 and 2027, respectively. As of December 31, 2019 and 2018, the Company had $1.0 million and $1.2  million, respectively, of Australia net operating loss carryforwards, which have an indefinite life.

The Tax Reform Act of 1986 (the Act) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.

The components of the net deferred income tax asset as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$27,661,926	$24,399,299
Research and development credit carry forwards	2,666,036	2,291,226
Stock-based compensation	6,046,848	4,575,617
Other	650,018	706,745
Gross deferred tax assets	37,024,828	31,972,887
Deferred tax liabilities:
Property and equipment	(28,926)	(59,524)
Gross deferred tax liabilities	(28,926)	(59,524)
Less valuation allowance	(36,995,902)	(31,913,363)
Net deferred tax asset	$—	$—

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2019 and 2018, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $5.1 million and $11.1 million during the years ended December 31, 2019 and 2018, respectively, due primarily to the generation of net operating loss carryforwards during those years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The Company does not have unrecognized tax benefits as of December 31, 2019 and 2018, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2019	2018	2017
Federal income tax benefit at statutory rate	21.0%	21.0%	34.0%
State income tax, net of federal benefit	4.2	6.8	6.5
Foreign tax rate differential	0.1	0.3	—
Nondeductible research and development expenses	(4.3)	(2.2)	(5.1)
Other permanent differences	—	—	(0.1)
Research and development credit benefit	1.0	1.4	1.3
Adjustment of prior years' income taxes	(6.6)	—	—
Rate change from 2017 Tax Cuts and Jobs Act	—	0.3	(27.3)
Change in valuation allowance	(15.4)	(27.6)	(9.3)
Effective income tax rate	—%	—%	—%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s 2011  to 2019 tax years remain open and subject to examination.

(12)  Commitments and Contingencies

a.	Federal Grants

There was $86,000 in grant revenue recognized during the year ended December 31, 2018. Previous grants received were recorded as deferred revenue and recognized as revenue as the designated preclinical study progressed and amounts were earned.

b.	Leases

The Company is a party to noncancelable operating leases for office space, under long-term lease arrangements that expire in 2021. As of December 31, 2019, future minimum lease commitments for all noncancelable leases were $318,561 and $135,963 for the years ending December 31, 2020 and 2021, respectively. Total lease expense for the years ended December 31, 2019,  2018 and 2017 was $300,140,  $264,648 and $189,775 respectively.

c.	Employment Agreements

The Company has entered into employment contracts and subsequent amendments with its officers and certain employees that provide for severance and continuation of benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the agreements. In addition, in the event of termination of employment following a change in control, as defined in the employment contracts, either by the Company without cause or by the employee for good reason, any unvested portion of the employee’s stock options become immediately vested.

d.	Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

We believe that the claims asserted are without merit, and we intend to defend this action vigorously. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. Legal fees are expensed as incurred.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(13)  Quarterly Financial Data (unaudited)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	2019
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Operating expenses:
Research and development	$6,306,712	$8,223,783	$(1,604,399)	¹	$7,457,953
General and administrative	3,159,657	3,287,276	3,530,617		3,958,211
Total operating expenses	9,466,369	11,511,059	1,926,218		11,416,164
Loss from operations	(9,466,369)	(11,511,059)	(1,926,218)		(11,416,164)
Other income (expense):
Interest income	350,951	439,201	436,846		295,140
Foreign exchange loss	(31,599)	(63,327)	(457,018)		406,033
Total other income (expense)	319,352	375,874	(20,172)		701,173
Net loss	$(9,147,017)	$(11,135,185)	$(1,946,390)		$(10,714,991)

Net loss per share basic and diluted	$(0.47)	$(0.50)	$(0.08)		$(0.46)
Basic and diluted weighted average shares outstanding	19,452,088	22,116,758	23,186,410		23,191,428

	2018
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenue	$—	$—	$—		$86,000
Operating expenses:
Research and development	8,975,513	8,533,466	4,859,902		4,876,162
General and administrative	3,420,623	3,436,340	3,125,780		3,256,044
Total operating expenses	12,396,136	11,969,806	7,985,682		8,132,206
Loss from operations	(12,396,136)	(11,969,806)	(7,985,682)		(8,046,206)
Other income (expense):
Interest income	175,184	186,304	278,214		321,621
Foreign exchange loss	(85,382)	(223,731)	(99,897)		(65,658)
Total other income (expense)	89,802	(37,427)	178,317		255,963
Net loss	$(12,306,334)	$(12,007,233)	$(7,807,365)		$(7,790,243)

Net loss per share basic and diluted	$(0.91)	$(0.89)	$(0.47)		$(0.44)
Basic and diluted weighted average shares outstanding	13,467,694	13,504,485	16,587,353		17,616,373

(1)

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2020 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2019 (the “2020 Proxy Statement”).

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2020 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	3,838,716		$10.85	1,767,777
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	3,988,716		$10.83	1,767,777

(1)	Reflects option grants that were “inducement grants” as defined in NASDAQ Listing Rule 5635(c)(4).
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

The other information required by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions,” “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Our Board” in our 2020 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2020 Proxy Statement.

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

4.1	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 31, 2015.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
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

10.1(C)+

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Armando Anido. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.2(A)+

Employment Agreement, dated October 2, 2014, by and between the registrant and Terri B. Sebree. Incorporated herein by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.2(B)+

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Terri B. Sebree. Incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.3(A)+

Employment Agreement, dated October 2, 2014, by and between the registrant and Suzanne M. Hanlon. Incorporated herein by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.3(B)+

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Suzanne M. Hanlon. Incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 001-37526) filed on November 6, 2019.

10.4(A)+

Employment Agreement, dated August 11, 2016, by and between the registrant and James E. Fickenscher. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37526) filed on November 14, 2016.

10.4(B)+

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and James E. Fickenscher. Incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on August 30, 2019.

10.5(A)+

Employment Agreement, dated January 18, 2017, by and between the registrant and Brian Rosenberger. Incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.5(B)+

Amendment to the Employment Agreement, dated August 30, 2019, by and between the registrant and Brian Rosenberger. Incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 001-37526) filed on November 6, 2019.

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

10.18

Lease amendment No. 2 dated February 9, 2018, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-37526) filed on March 12, 2018.

10.19

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

Date: March 10, 2020

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Armando Anido	Chairman and Chief Executive Officer	March 10, 2020
Armando Anido	(Principal Executive Officer)

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2020

/s/ John P. Butler John P. Butler	Director	March 10, 2020

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 10, 2020

/s/ William J. Federici William J. Federici	Director	March 10, 2020

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 10, 2020

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 10 2020

/s/ Pamela Stephenson Pamela Stephenson	Director	March 10, 2020

1