Form 10-Q
period 2020-03-31
Zynerba Pharmaceuticals, Inc.
filed 2020-05-11
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 24,950,608 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
•	our plans and ability to develop and commercialize our product candidates;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
•	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
•	the coverage and reimbursement status for our product candidates from third-party payors;
•	the success of competing therapies and products that are or become available;
•	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
•	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
•	delays, interruptions or failures in the manufacture and supply of our product candidates;
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

•

the extent to which health epidemics and other outbreaks of communicable diseases, including  the recent outbreak of a novel strain of coronavirus, or COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions; and

•

the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our 2019 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,638,853	$70,063,242
Incentive and tax receivables	12,906,735	14,613,969
Prepaid expenses and other current assets	1,474,930	2,378,812
Total current assets	75,020,518	87,056,023
Property and equipment, net	587,267	362,724
Incentive and tax receivables	571,329	—
Right-of-use assets	287,160	345,849
Total assets	$76,466,274	$87,764,596
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,328,339	$4,740,981
Accrued expenses	6,676,988	7,073,506
Lease liabilities	252,394	243,677
Total current liabilities	10,257,721	12,058,164
Lease liabilities, long-term	44,237	109,689
Total liabilities	10,301,958	12,167,853
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,572,391 shares issued and outstanding at March 31, 2020 and 23,211,391 shares issued and outstanding at December 31, 2019	23,572	23,211
Additional paid-in capital	229,314,197	226,409,156
Accumulated deficit	(163,173,453)	(150,835,624)
Total stockholders' equity	66,164,316	75,596,743
Total liabilities and stockholders' equity	$76,466,274	$87,764,596

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$6,882,793	$6,306,712
General and administrative	3,916,569	3,159,657
Total operating expenses	10,799,362	9,466,369
Loss from operations	(10,799,362)	(9,466,369)
Other income (expense):
Interest income	201,684	350,951
Foreign exchange loss	(1,740,151)	(31,599)
Total other income	(1,538,467)	319,352
Net loss	$(12,337,829)	$(9,147,017)

Net loss per share basic and diluted	$(0.53)	$(0.47)
Basic and diluted weighted average shares outstanding	23,399,438	19,452,088

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31, 2020
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743
Issuance of common stock, net of issuance costs	356,000	356	1,581,694	—	1,582,050
Issuance of restricted stock	5,000	5	(5)	—	—
Stock-based compensation expense	—	—	1,323,352	—	1,323,352
Net loss	—	—	—	(12,337,829)	(12,337,829)
Balance at March 31, 2020	23,572,391	$23,572	$229,314,197	$(163,173,453)	$66,164,316

	Three months ended March 31, 2019
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	3,439,523	3,439	18,076,359	—	18,079,798
Issuance of restricted stock	8,600	9	(9)	—	—
Stock-based compensation expense	—	—	1,496,292	—	1,496,292
Net loss	—	—	—	(9,147,017)	(9,147,017)
Balance at March 31, 2019	21,074,996	$21,075	$195,048,717	$(127,039,058)	$68,030,734

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,337,829)	$(9,147,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,216	29,256
Stock-based compensation	1,323,352	1,496,292
Changes in operating assets and liabilities:
Incentive and tax receivables	1,135,905	(643,219)
Prepaid expenses and other assets	767,903	1,222,686
Right-of-use assets	1,954	(1,303)
Accounts payable	(1,535,807)	(510,643)
Accrued expenses	(394,859)	(1,965,896)
Net cash used in operating activities	(10,998,165)	(9,519,844)
Cash flows from investing activities:
Purchases of property and equipment	(138,209)	(24,616)
Net cash used in investing activities	(138,209)	(24,616)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,816,471	18,713,185
Payment of financing fees and expenses	(104,486)	(633,387)
Net cash provided by financing activities	1,711,985	18,079,798
Net (decrease) increase in cash and cash equivalents	(9,424,389)	8,535,338
Cash and cash equivalents at beginning of period	70,063,242	59,763,773
Cash and cash equivalents at end of period	$60,638,853	$68,299,111

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses at end of period	$57,526	$—
Property and equipment acquired but unpaid at end of period	$143,150	$—
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$—	$12,824
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$325,683

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $163.2 million as of March 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In August 2019, the Company entered into a Controlled Equity Offering Sales AgreementSM (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In 2019, the Company sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through May 4, 2020, the Company sold and issued 1,734,217 shares of its common stock in the open market at a weighted average selling price of $4.32 per share, for gross proceeds of $7.5 million and net proceeds, after deducting commissions and offering expenses, of $7.1 million. From January 1, 2020 through March 31, 2020, the Company sold and issued 356,000 shares of its common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. The balance of the shares were sold from April 1, 2020 through April 30, 2020.

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

In July 2019, the Australian government’s Department of Industry, Innovation and Science (“AusIndustry”) responded to an Advance Overseas Finding (“AOF”) application submitted by Zynerba that will allow certain research and development expenses incurred with respect to the Company’s product candidate Zygel™ outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an Incentive and Tax Receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. Although the AOF approval extended into 2020, management believes that substantially all qualifying amounts have been recorded as of December 31, 2019.

Management believes that current cash and cash equivalents and the proceeds anticipated from the AOF are sufficient to fund operations and capital requirements into the second half of 2021. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. Our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2020 its results of operations and cash flows for the three months ended March 31, 2020 and 2019. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2019 Annual Report.

Certain prior period balances have been reclassified to conform to the current year presentation.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program.  As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the Australian research and development tax incentive program is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2020, the Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 and 2018 eligible spending as part of this incentive program was $5.3  million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2021 for 2020 eligible spending through March 31, 2020 was $0.6 million and was recorded as a non-current asset.

In July 2019, AusIndustry responded to an AOF application submitted by Zynerba that will allow certain research and development expenses incurred with respect to Zygel outside of Australia to be eligible for the Australian research and development tax incentive program. As a result of this finding, the Company is eligible to receive a cash refund from the Australian Taxation Office for the qualifying research and development costs expended outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of March 31, 2020, incentive

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and tax receivables included $7.3 million related to the AOF. The reduction of $1.0 million was due to unrealized foreign currency losses related to the remeasurement of the Subsidiary’s assets and liabilities.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2020, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended March 31, 2020.

Current incentive and tax receivables consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$2,749,930	$3,126,750
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	2,562,308	2,913,417
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	7,261,397	8,256,416
Goods and services tax	333,100	317,386
Total incentive and tax receivables - current assets	$12,906,735	$14,613,969

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. For the three months ended March 31, 2020 and 2019,  the Company incurred research and development expenses of $6.9 million and $6.3 million,  respectively, which were net of $0.6 million and $0.7 million, respectively, associated with the Australian research and development tax incentive program.

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

The following potentially dilutive securities outstanding as of March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2020	2019
Stock options	4,704,196	3,846,712
Unvested restricted stock	11,800	11,600
	4,715,996	3,858,312

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

f. Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), Accounting Standards Codification 842 (“ASC 842”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months. ASC 842 became effective on January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offered a transition option to entities adopting ASC 842. Under ASU 2018-11, entities could elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment, if any, to retained earnings at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurement
	Carrying amount	as of March 31, 2020
	as of March 31, 2020	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$60,236,804	$60,236,804	$—	$—
	$60,236,804	$60,236,804	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2019
	as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$69,686,350	$69,686,350	$—	$—
	$69,686,350	$69,686,350	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Prepaid development expenses	$569,393	$957,814
Prepaid insurance	495,322	841,858
Deferred financing costs	57,527	193,505
Other current assets	352,688	385,635
Total prepaid expenses and other current assets	$1,474,930	$2,378,812

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2020	2019
Equipment	2-5	$342,602	$263,829
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,355	311,355
Leasehold improvements	various	68,881	68,881
Construction in process		265,759	78,773
Total cost		1,018,916	753,157
Less accumulated depreciation		(431,649)	(390,433)
Property and equipment, net		$587,267	$362,724

Depreciation expense was $41,216 and $29,256 for the three months ended March 31, 2020 and 2019, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accrued compensation	$897,674	$2,340,533
Accrued research and development	5,330,543	4,343,322
Other	448,771	389,651
Total accrued expenses	$6,676,988	$7,073,506

(7) Common Stock

In August 2019, the Company entered into the 2019 Sales Agreement with the Agents pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In 2019, the Company has sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through May 4, 2020, the Company sold and issued 1,734,217 shares of its common stock in the open market at a weighted-average selling price of $4.32 per share, for gross proceeds of $7.5 million and net proceeds, after deducting commissions and offering expenses, of $7.1 million. From January 1, 2020 through March 31, 2020, the Company sold and issued 356,000 shares of its common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. The balance of the shares were sold from April 1, 2020 through April 30, 2020.

In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the 2017 Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement, which has terminated pursuant to its terms.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock‑based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance‑based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2020, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 7,804,869 shares. As of March 31, 2020,  2,547,297 shares were available for future issuance under the 2014 Plan.

Options issued under the 2014 Plan have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non‑employee directors. Stock options granted to employees primarily vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or the date of the Company’s next annual stockholders’ meeting that occurs after the grant date. The Company’s non-employee director compensation policy enables directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the grant date. The Company records forfeitures as they occur.

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the three months ended March 31, 2020,  none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of March 31, 2020, the aggregate estimated grant date fair values of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable were  $663,484 and $24,850, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2020	2019	2020	2019	2020	2019
Research and development	$503,235	$659,159	$7,241	$7,020	$510,476	$666,179
General and administrative	812,876	830,113	—	—	812,876	830,113
	$1,316,111	$1,489,272	$7,241	$7,020	$1,323,352	$1,496,292

The following table summarizes the stock option activity for the three months ended March 31, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2019	3,988,716	$10.83
Granted	750,480	5.08
Forfeited	(35,000)	12.06
Outstanding as of March 31, 2020	4,704,196	9.90	7.44	$119,654
Exercisable as of March 31, 2020	2,658,973	11.50	6.32	$30,116
Vested and expected to vest as of March 31, 2020	4,620,916	$9.87

The weighted-average grant date fair values of options granted during the three months ended March 31, 2020 and 2019 was $3.60 and $2.63, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2020	2019
Weighted-average risk-free interest rate	1.39%	2.54%
Expected term of options (in years)	6.26	6.23
Expected stock price volatility	82.00%	80.00%
Expected dividend yield	0%	0%

As of March 31, 2020, excluding performance-based stock options that have not been deemed probable, there was $8.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of  2.51 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the three months ended March 31, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	8,600	$4.42
Granted	5,000	5.70
Vested	(1,800)	3.65
Unvested as of March 31, 2020	11,800	$5.08

As of March 31, 2020, excluding performance-based restricted stock awards that have not been deemed probable, there was $28,243 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.81 years. The Company expects that all 11,800 of the unvested, non-performance based, restricted stock awards will vest.

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

As of January 1, 2019, the Company recognized a lease liability of $325,683 and a right-of-use asset of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of November 11, 2019, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $392,822 and right-of-use assets to $386,609, which was recorded net of a deferred rent liability of $6,213. As of March 31, 2020, the Company’s right-of-use asset, net of amortization, was $287,160.

Other operating lease information as of March 31, 2020:

Weighted-average remaining lease term - operating leases	1.2	years
Weighted-average discount rate - operating leases	6.6%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
Year ended:	2020	2019
December 31, 2020	$197,610	$259,864
December 31, 2021	111,506	111,506
Total minimum lease payments	309,116	371,370
Less: imputed lease interest	(12,485)	(18,004)
Total lease liabilities	$296,631	$353,366

Lease expense for the three months ended March 31, 2020 and 2019 was comprised of the following:

	Three months ended March 31,
	2020	2019
Operating lease expense	$64,209	$59,591
Variable lease expense	14,674	14,674
Total lease expense	$78,883	$74,265

Cash payments related to operating leases was $62,254 and $60,894 for the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2019 Annual Report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors.  We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2019 Annual Report.

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

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation‑enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. Four additional patents expiring in 2038 are directed to methods of use relating to Zygel, including methods of treating FXS and ASD.

In preclinical animal studies, Zygel’s permeation enhancer increased delivery of CBD through the layers of the skin and into the circulatory system. These preclinical studies suggest increased bioavailability, consistent plasma levels and the avoidance of first‑pass liver metabolism of CBD when delivered transdermally. In addition, an in vitro study published in Cannabis and Cannabinoid Research in April 2016 demonstrated that CBD is degraded to THC (the major psychoactive cannabinoid in Cannabis) in an acidic environment such as the stomach. As a result, we believe such degradation may lead to increased psychoactive effects if CBD is delivered orally and may be avoided with the transdermal delivery of Zygel, which maintains CBD in a neutral pH. Zygel, which is being developed as a clear gel with once- or twice-daily dosing,  is targeting treatment of behavioral symptoms of FXS, ASD and 22q and a  reduction in seizures in patients with DEE. We have been granted orphan drug designation from United States Food and Drug Administration, or FDA, for the use of CBD for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs, and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

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

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (age six to 17 years). Top line results from this study are expected in the third quarter of 2020.

Zygel Clinical Development Timelines

The COVID-19 pandemic continues to evolve and we are closely monitoring the situation, including its potential impact on our clinical development plans and timelines. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed, direct to patient drug shipment from investigator sites, and local community study related clinical laboratory collection. At this time, we expect our timelines for delivery of top line results from all of our ongoing trials will not be adversely impacted.

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $12.3 million and $9.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our accumulated deficit was $163.2 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

For the three months ended March 31, 2020 and 2019, we incurred research and development expenses of $6.9 million and $6.3 million, respectively, which were net of $0.6 million and $0.7 million, respectively, associated with the Australian research and development tax incentive program.

Excluding the reduction of research and development expenses from the AOF, we expect research and development expenses to increase in 2020 as compared to 2019 as we continue to advance our clinical trials and prepare for a potential New Drug Application, or NDA, filing for Zygel in FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2019 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates”. During the three months ended March 31, 2020, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2019 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Research and Development Expenses

Research and development expenses increased by $0.6 million, or 9%, to $6.9 million for the three months ended March 31, 2020 from $6.3 million for the three months ended March 31, 2019.  The increase was primarily related to increased clinical trial costs associated with our Zygel program and an increase in employee-related costs; partially offset by decreases in manufacturing costs related to our Zygel program and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 24%, to $3.9 million for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019.  The increase was primarily related to increases in directors and officers liability insurance, pre-commercialization expense for our product candidates and higher employee-related costs.

Other Income (Expense)

During the three months ended March 31, 2020 and 2019, we recognized $0.2 million and $0.4 million, respectively, in interest income. The decrease in interest income was primarily related to lower average interest rates earned on our investments. During the three months ended March 31, 2020 and 2019, we recognized foreign currency losses of $1.7 million and $31,599, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offering) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2020, our principal sources of liquidity were our cash and cash equivalents of  $60.6 million. Our working capital was  $64.8 million as of March 31, 2020.

Management believes that current cash and cash equivalents and the proceeds anticipated from the AOF are sufficient to fund operations and capital requirements beyond the expected NDA submission and potential regulatory approval of Zygel for the treatment of FXS and into the second half of 2021. However, the economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs.  Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Equity Financings

In August 2019, we entered into a Controlled Equity Offering Sales AgreementSM, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. In 2019, we sold and issued 13,381 shares of our common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. From January 1, 2020 through May 4, 2020, we sold and issued 1,734,217 shares of our common stock in the open market at a weighted average selling price of $4.32 per share, for gross proceeds of $7.5 million and net proceeds, after deducting commissions and offering expenses, of $7.1 million. From January 1, 2020 through March 31, 2020, we sold and issued 356,000 shares of our common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. The balance of the shares were sold from April 1, 2020 through April 30, 2020.

In June 2017, we entered into an Open Market Sales Agreement, or the 2017 Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we sold $50.0 million of our common stock. In the first quarter of 2019, we sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, we sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. From June 2017 through May 16, 2019, we have cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement.  The last sale under the 2017 Sales Agreement was made on May 16, 2019, following which the 2017 Sales Agreement terminated pursuant to its terms.

Debt

We had no debt outstanding as of March 31, 2020 or December 31, 2019.

Future Capital Requirements

During the three months ended March 31, 2020, net cash used in operating activities was $11.0 million, and our accumulated deficit as of March 31, 2020 was $163.2 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

•

the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products; and

•

the extent to which health epidemics and other outbreaks of communicable diseases, including  the recent outbreak of COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,

	2020	2019
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(10,998,165)	$(9,519,844)
Investing activities	(138,209)	(24,616)
Financing activities	1,711,985	18,079,798
Net (decrease) increase in cash and cash equivalents	$(9,424,389)	$8,535,338

Operating Activities

For the three months ended March 31, 2020, cash used in operating activities was $11.0 million compared to $9.5 million for the three months ended March 31, 2019. The increase from the comparable 2019 period was primarily the result of increased research and development expenses related to clinical trial costs of our Zygel program and increased general and administrative expenses; partially offset by non-cash foreign currency losses, which are primarily due to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the subsidiary’s functional currency, which is the U.S. dollar.

Excluding the cash anticipated to be received from the July 2019 AOF application, we expect cash used in operating activities to increase in 2020 as compared to 2019, as we continue to advance our clinical trials and prepare for a potential NDA filing and commercialization of Zygel in FXS.

Investing Activities

For the three months ended March 31, 2020 and 2019, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 consisted of $1.7 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.  Cash provided by financing activities for the three months ended March 31, 2019 consisted primarily of $18.1 million in net proceeds from sales of our shares of common stock under the 2017 Sales Agreement.

Contractual Obligations

Our material contractual obligations consist of commitments under operating lease agreements and the related amounts of our obligations as of December 31, 2019 were disclosed in “Contractual Obligations” in Part II, Item 7 in our 2019 Annual Report. Since December 31, 2019, no material changes in our contractual obligations have occurred.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million, or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. Consequently, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of March 31, 2020, we had cash and cash equivalents of $60.6 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Australia, Canada and the United Kingdom and to conduct clinical trials for our product candidates in the United States, Australia and New Zealand. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk, however, our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations, or cash flows. If we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania, with an amended complaint filed on March 9, 2020. This action was purportedly brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019. The Complaint alleges that Defendants made certain material misstatements and omissions relating to product candidate Zygel (“ZYN002”) in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act.  Specifically, plaintiff claims that Defendants made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors.

On April 23, 2020, the Company and the individual defendants filed a motion to dismiss the complaint with prejudice.  On April 24, a stockholder derivative complaint, captioned Philip Quartararo v. Armando Anido, et al., was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its chief financial officer, James E. Fickenscher.  The complaint generally alleges breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Securities Exchange Act of 1934 in connection with the Company’s disclosures around the BELIEVE I clinical trial.

We believe that the claims asserted in these lawsuits are without merit, and we intend to defend these actions vigorously. There is no assurance, however, that we will be successful in the defense of these lawsuits, or any associated appeals, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits in a manner adverse to us, however, could have a material effect on our financial position and results of operations in the period in which a particular lawsuit is resolved.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report, under the caption “Item 1A. “Risk Factors.”  Except as set forth below, there have been no material changes in our risk factors included in our 2019 Annual Report. The risks described in our 2019 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The COVID-19 pandemic may materially and adversely affect our financial results.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 have intensified. Every state in the United States is currently under a federally declared state of emergency, and most have enacted travel advisories and temporary closures of certain businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our business has been designated an essential business, which allows us to continue operations at this time.

We need additional capital to fund our operations and pay our future obligations; however, our ability to access the capital markets or otherwise raise such capital is unknown during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed. Further, although the United States federal government has responded to the COVID-19 pandemic with economic stimulus programs, we cannot provide any assurance if these or any other governmental responses or actions will provide any intended economic benefits to us or will improve our access to additional capital in the public or private markets. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our results of operations, financial condition or liquidity will ultimately be impacted, and we will continue to monitor the situation closely.

Our clinical trial operations may be adversely affected by the COVID-19 pandemic.

The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations, including our manufacturing and supply chain and our ongoing and planned clinical trials of Zygel which could face enrollment difficulties or other delays if hospitals or other clinical trials sites are subject to access restrictions or experience closures.  In addition, although we believe we are conducting our ongoing clinical trials in accordance with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, there can be no assurance the FDA will accept data from these clinical trials as a basis for approving Zygel for any indication. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay aspects of our development plan.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 11, 2020	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: May 11, 2020	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)