Form 10-Q
period 2020-06-30
Zynerba Pharmaceuticals, Inc.
filed 2020-08-10
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Smaller reporting company ⌧
Non-accelerated filer ◻	Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of August 6, 2020, the registrant had 29,255,175 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing, and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	the timing and outcome of current and future legal proceedings;
●	our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak of a novel strain of coronavirus, or COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our 2019 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or our Q1 Quarterly Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$77,006,040	$70,063,242
Incentive and tax receivables	6,528,682	14,613,969
Prepaid expenses and other current assets	1,804,243	2,378,812
Total current assets	85,338,965	87,056,023
Property and equipment, net	641,263	362,724
Incentive and tax receivables	1,274,382	—
Right-of-use assets	227,529	345,849
Total assets	$87,482,139	$87,764,596
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,882,768	$4,740,981
Accrued expenses	8,936,501	7,073,506
Lease liabilities	237,406	243,677
Total current liabilities	13,056,675	12,058,164
Lease liabilities, long-term	—	109,689
Total liabilities	13,056,675	12,167,853
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,255,175 shares issued and outstanding at June 30, 2020 and 23,211,391 shares issued and outstanding at December 31, 2019	29,255	23,211
Additional paid-in capital	257,902,423	226,409,156
Accumulated deficit	(183,506,214)	(150,835,624)
Total stockholders' equity	74,425,464	75,596,743
Total liabilities and stockholders' equity	$87,482,139	$87,764,596

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$17,349,841	$8,223,783	$24,232,634	$14,530,495
General and administrative	4,492,034	3,287,276	8,408,603	6,446,933
Total operating expenses	21,841,875	11,511,059	32,641,237	20,977,428
Loss from operations	(21,841,875)	(11,511,059)	(32,641,237)	(20,977,428)
Other income (expense):
Interest income	26,601	439,201	228,285	790,152
Foreign exchange gain (loss)	1,482,513	(63,327)	(257,638)	(94,926)
Total other income	1,509,114	375,874	(29,353)	695,226
Net loss	$(20,332,761)	$(11,135,185)	$(32,670,590)	$(20,282,202)

Net loss per share basic and diluted	$(0.78)	$(0.50)	$(1.32)	$(0.98)
Basic and diluted weighted average shares outstanding	26,100,264	22,116,758	24,749,851	20,791,784

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30, 2020
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743
Issuance of common stock, net of issuance costs	356,000	356	1,581,694	—	1,582,050
Issuance of restricted stock	5,000	5	(5)	—	—
Stock-based compensation expense	—	—	1,323,352	—	1,323,352
Net loss	—	—	—	(12,337,829)	(12,337,829)
Balance at March 31, 2020	23,572,391	23,572	229,314,197	(163,173,453)	66,164,316
Issuance of common stock, net of issuance costs	5,682,784	5,683	27,240,793	—	27,246,476
Stock-based compensation expense	—	—	1,347,433	—	1,347,433
Net loss	—	—	—	(20,332,761)	(20,332,761)
Balance at June 30, 2020	29,255,175	$29,255	$257,902,423	$(183,506,214)	$74,425,464

	Six months ended June 30, 2019
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	3,439,523	3,439	18,076,359	—	18,079,798
Issuance of restricted stock	8,600	9	(9)	—	—
Stock-based compensation expense	—	—	1,496,292	—	1,496,292
Net loss	—	—	—	(9,147,017)	(9,147,017)
Balance at March 31, 2019	21,074,996	21,075	195,048,717	(127,039,058)	68,030,734
Issuance of common stock, net of issuance costs	2,082,031	2,082	27,014,371	—	27,016,453
Exercise of stock options	40,983	41	189,659	—	189,700
Stock-based compensation expense	—	—	1,481,705	—	1,481,705
Net loss	—	—	—	(11,135,185)	(11,135,185)
Balance at June 30, 2019	23,198,010	$23,198	$223,734,452	$(138,174,243)	$85,583,407

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,670,590)	$(20,282,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,463	62,180
Stock-based compensation	2,670,785	2,977,997
Changes in operating assets and liabilities:
Incentive and tax receivables	6,810,905	(1,422,887)
Prepaid expenses and other assets	381,064	2,245,163
Right-of-use assets	2,360	(3,060)
Accounts payable	(789,142)	(720,964)
Accrued expenses	1,846,301	775,155
Net cash used in operating activities	(21,658,854)	(16,368,618)
Cash flows from investing activities:
Purchases of property and equipment	(360,838)	(24,616)
Net cash used in investing activities	(360,838)	(24,616)
Cash flows from financing activities:
Proceeds from the issuance of common stock	29,766,385	46,813,364
Payment of financing fees and expenses	(803,895)	(1,712,271)
Proceeds from the exercise of stock options	—	189,700
Net cash provided by financing activities	28,962,490	45,290,793
Net increase in cash and cash equivalents	6,942,798	28,897,559
Cash and cash equivalents at beginning of period	70,063,242	59,763,773
Cash and cash equivalents at end of period	$77,006,040	$88,661,332

Supplemental disclosures of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses at end of period	$4,029	$4,842
Property and equipment acquired but unpaid at end of period	$22,764	$18,027
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$—	$12,824
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$325,683

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $183.5 million as of June 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In August 2019, the Company entered into a Controlled Equity Offering Sales AgreementSM (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In 2019, the Company sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. In the first quarter of 2020, the Company sold and issued 356,000 shares of its common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. In the second quarter of 2020, the Company sold and issued 5,682,784 shares of its common stock in the open market at a weighted-average selling price of $4.92 per share, for gross proceeds of $27.9 million and net proceeds, after deducting commissions and offering expenses, of $27.2 million.

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

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements into the fourth quarter of 2021. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. Our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2020 its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2019 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentives when it is probable 1) the Company will comply with relevant conditions of the program and 2) the incentive will be received.

Certain research and development expenses incurred with respect to Zygel outside of Australia may also be eligible for the Australian research and development tax incentive program. To receive a cash refund with respect to such expenses incurred outside of Australia, the expenses must have been for eligible research and development activities, as determined by AusIndustry, and the expenditures must have a scientific link to the Australian activities, be unable to be conducted in Australia and be less than the expenditures for activities conducted in Australia, as determined by the Australian Tax Office. In December 2018, the Company submitted an Advance Overseas Finding, or AOF, application to AusIndustry for a determination that the Company’s activities are eligible research and development activities, which was approved by AusIndustry in July 2019.

As a result of this finding, the Company believes it is eligible to receive a cash refund from the Australian Taxation Office for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of June 30, 2020, incentive and tax receivables included $8.1 million related to the AOF. The reduction of $0.2 million was due to unrealized foreign currency losses related to the remeasurement of the Subsidiary’s assets and liabilities.

The Company evaluates its eligibility under tax incentive programs as of each balance sheet date based on the most current and relevant data available. If the Company is deemed to be ineligible or unable to receive the Australian research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual cash refund the Company receives may materially differ from its estimates. In June 2020, the Australian Tax Office informed the Company that it may not qualify for the AOF program based on their interpretation of certain eligibility requirements. Although the Company continues to believe that it complies with the relevant conditions of the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AOF program that were in place when the Company received its original approval from AusIndustry, the Company has determined it is no longer probable that the AOF claim will be received. As a result, during the three months ended June 30, 2020, the Company has fully recorded a reserve against the $8.1 million AOF receivable.

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2020, incentive and tax receivables included $0.6 million for refundable GST on expenses incurred with Australian vendors during the six months ended June 30, 2020.

Current incentive and tax receivables consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$3,070,428	$3,126,750
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	2,860,939	2,913,417
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	8,107,695	8,256,416
Goods and services tax	597,315	317,386
Total incentive and tax receivables before reserve for AOF	$14,636,377	$14,613,969
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	(8,107,695)	—
Total incentive and tax receivables - current assets	$6,528,682	$14,613,969

As of June 30, 2020, the Company’s estimate of the amount of cash refund it expects to receive in 2020 for 2019 and 2018 eligible spending as part of this incentive program was $5.9 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2021 for 2020 eligible spending through June 30, 2020 was $1.3 million and was recorded as a non-current asset.

d. Research and Development

Research and development costs are expensed as incurred and are primarily comprised of external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants and employee-related expenses including salaries and benefits. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Research and development expenses are recorded net of expected refunds of eligible research and development costs paid pursuant to the Australian research and development tax incentive program and GST incurred on services provided by Australian vendors. For the six months ended June 30, 2020 and 2019, the Company incurred research and development expenses of $24.2 million and $14.5 million, respectively.

The following table summarizes research and development expenses for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
Research and development expenses - before R&D incentive	$17,349,081	$15,999,028
Research and development incentive (non-AOF)	(1,224,142)	(1,468,533)
Research and development expenses (before impact of AOF)	16,124,939	14,530,495
AOF - cumulative change in estimate for the period 1/1/18 through 12/31/19	8,107,695	—
Total research and development expenses	$24,232,634	$14,530,495

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2020	2019
Stock options	4,710,201	3,874,957
Unvested restricted stock	11,800	11,600
	4,722,001	3,886,557

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurement
	Carrying amount	as of June 30, 2020
	as of June 30, 2020	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$76,599,407	$76,599,407	$—	$—
	$76,599,407	$76,599,407	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2019
	as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$69,686,350	$69,686,350	$—	$—
	$69,686,350	$69,686,350	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Prepaid development expenses	$1,374,633	$957,814
Prepaid insurance	145,636	841,858
Deferred financing costs	—	193,505
Other current assets	283,974	385,635
Total prepaid expenses and other current assets	$1,804,243	$2,378,812

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2020	2019
Equipment	2-5	$667,777	$263,829
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,355	311,355
Leasehold improvements	various	68,881	68,881
Construction in process		42,827	78,773
Total cost		1,121,159	753,157
Less accumulated depreciation		(479,896)	(390,433)
Property and equipment, net		$641,263	$362,724

Depreciation expense was $48,247 and $32,924 for the three months ended June 30, 2020 and 2019, respectively. and $89,463 and $62,180 for six months ended June 30, 2020 and 2019, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accrued compensation	$1,504,564	$2,340,533
Accrued research and development	6,695,769	4,343,322
Other	736,168	389,651
Total accrued expenses	$8,936,501	$7,073,506

(7) Common Stock

In August 2019, the Company entered into the 2019 Sales Agreement with the Agents pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In 2019, the Company sold and issued 13,381 shares of its common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. In the first quarter of 2020, the Company sold and issued 356,000 shares of its common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. In the second quarter of 2020, the Company sold and issued 5,682,784 shares of its common stock in the open market at a weighted-average selling price of $4.92 per share, for gross proceeds of $27.9 million and net proceeds, after deducting commissions and offering expenses, of $27.2 million.

In the first quarter of 2019, the Company sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted-average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, the Company sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. The last sale under the 2017 Sales Agreement was made on May 16, 2019. From June 2017 through May 16, 2019, the Company has cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement, which has terminated pursuant to its terms.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2020, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 7,804,869 shares. As of June 30, 2020, 2,541,292 shares were available for future issuance under the 2014 Plan.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

policy enables directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the grant date. The Company records forfeitures as they occur.

During 2018, the Company granted 83,280 performance-based stock options to certain employees. These performance options have a 10-year life and an exercise price equal to the fair value of the Company’s stock at the grant date. During 2019, the Company granted 5,000 performance-based restricted stock awards. Vesting of the performance-based options and restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the six months ended June 30, 2020, none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of June 30, 2020, the aggregate estimated grant date fair values of options and restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable were $663,484 and $24,850, respectively.

For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2020	2019	2020	2019	2020	2019
Research and development	$1,029,415	$1,327,595	$15,961	$14,537	$1,045,376	$1,342,132
General and administrative	1,625,409	1,635,865	—	—	1,625,409	1,635,865
	$2,654,824	$2,963,460	$15,961	$14,537	$2,670,785	$2,977,997

The following table summarizes the stock option activity for the six months ended June 30, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2019	3,988,716	$10.83
Granted	840,480	5.09
Forfeited	(118,995)	12.90
Outstanding as of June 30, 2020	4,710,201	9.75	7.27	$—
Exercisable as of June 30, 2020	2,797,253	11.47	6.23	$—
Vested and expected to vest as of June 30, 2020	4,626,921	$9.72

The weighted-average grant date fair values of options granted during the six months ended June 30, 2020 and 2019 were $3.58 and $3.37, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2020	2019
Weighted-average risk-free interest rate	1.27%	2.47%
Expected term of options (in years)	6.18	6.15
Expected stock price volatility	82.00%	80.00%
Expected dividend yield	0%	0%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2020, excluding performance-based stock options that have not been deemed probable, there was $7.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.36 years.

The following table summarizes the restricted stock award activity under the 2014 Plan for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested as of December 31, 2019	8,600	$4.42
Granted	5,000	5.70
Vested	(1,800)	3.65
Unvested as of June 30, 2020	11,800	$5.08

As of June 30, 2020, excluding performance-based restricted stock awards that have not been deemed probable, there was $19,523 of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.56 years. The Company expects that all 11,800 of the unvested, non-performance based, restricted stock awards will vest.

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

As of January 1, 2019, the Company recognized a lease liability of $325,683 and a right-of-use asset of $312,859, which was recorded net of a pre-existing deferred rent liability of $12,824. As of November 11, 2019, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $392,822 and right-of-use assets to $386,609, which was recorded net of a deferred rent liability of $6,213. As of June 30, 2020, the Company’s right-of-use asset, net of amortization, was $227,529.

Other operating lease information as of June 30, 2020:

Weighted-average remaining lease term - operating leases	0.9	years
Weighted-average discount rate - operating leases	6.6%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
Year ended:	2020	2019
December 31, 2020	$133,806	$259,864
December 31, 2021	111,506	111,506
Total minimum lease payments	245,312	371,370
Less: imputed lease interest	(7,906)	(18,004)
Total lease liabilities	$237,406	$353,366

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expense for the six months ended June 30, 2020 and 2019 was comprised of the following:

	Six months ended June 30,
	2020	2019
Operating lease expense	$128,419	$119,182
Variable lease expense	29,348	29,349
Total lease expense	$157,767	$148,531

Cash payments related to operating leases were $126,058 and $122,242 for the six months ended June 30, 2020 and 2019, respectively.

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

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are Cannabidiol, or CBD, and Tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that CBD has positive effects on treating behavioral symptoms of FXS, ASD, 22q and seizures in patients with epilepsy.

Zygel is the first and only pharmaceutically-produced CBD formulated as a permeation-enhanced gel for transdermal delivery, and the formulation is patent protected through 2030. Four additional patents expiring in 2038 are directed to methods of use relating to Zygel, including methods of treating FXS and ASD.

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

As of July 2020, the Zygel safety database across all clinical studies conducted by us includes data from 769 volunteers and patients. Across these clinical studies, Zygel has been well tolerated and consistent with previously reported data.

In April 2018, we initiated the exploratory Phase 2 BELIEVE (Open Label Study to Assess the Safety and Efficacy of Zygel Administered as a Transdermal Gel to Children and Adolescents with Developmental and Epileptic Encephalopathy) clinical trial, a six-month open label multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (age three through 17 years) with DEE as classified by the International League Against Epilepsy, or ILAE (Scheffer et al. 2017). In September 2019, we reported positive top-line results from the BELIEVE 1 trial and discussions regarding the clinical path for DEE are currently ongoing with the FDA.

In July 2018, we initiated the pivotal CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study that will assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In June 2020, we announced that Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the Aberrant Behavior Checklist – Community FXS (ABC-CFXS). Zygel also did not demonstrate statistical significance versus placebo in the three key secondary endpoints, which were the change from baseline to the end of the treatment period in the Irritability subscale score of the ABC-CFXS, the Socially Unresponsive/Lethargic subscale score of the ABC-CFXS and Improvement in Clinical Global Impression (CGI-I). A pre-planned ad hoc analysis of the most severely impacted patients in the trial as defined by patients having at least 90% methylation (“full methylation”) of the impacted FMR1 gene, demonstrated that patients receiving Zygel achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo (p=0.020). This group comprised 80% of the patients enrolled in the CONNECT-FX study. Based on this analysis, we intend to meet with the FDA regarding a regulatory path forward for Zygel. In July 2020, the Company presented an overview of its Fragile X development program at the 17th NFXF International Fragile X Conference Research Roundup, including additional caregiver-reported data from the CONNECT-FX trial. The results of the Caregiver Global Impression – Change survey show a broad shift toward global improvement from baseline to week 12 for patients with full methylation of their FMR1 gene, with three of the four behavioral domains (social avoidance and isolation, irritable and disruptive behaviors, and social interactions) showing a statistically significant change in favor of patients on Zygel and the fourth domain (overall behavior) trending toward significance. These data support the statistically significant improvement observed in the CONNECT-FX primary endpoint of social avoidance in full methylation patients who received Zygel compared to placebo.

In March 2019, we initiated the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) clinical trial, a 14- week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. In May 2020, we reported positive top-line results of this trial and we expect to discuss a path forward with the FDA in the second half of 2020. The trial evaluated multiple efficacy assessments, including the Aberrant Behavior Checklist – Community, or ABC-C, Autism Parenting Stress Index, or PRAS-ASD, Autism Impact Measure, or AIM, Clinical Global Impression – Severity, or CGI-S, and the Clinical Global Impression – Improvement, or CGI-I. Patients treated with Zygel demonstrated statistically significant improvement at week 14 from baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal, and Hyperactivity). The results of the other efficacy assessments are consistent with the results demonstrated in the ABC-C.

In May 2019, we initiated the open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal CBD Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (age six through 17 years). Recruitment into the INSPIRE trial has been delayed due to the impact of COVID-19 in Australia and resulting travel restrictions. As a result of the uncertainty of the scope, duration and impact of the COVID-19 pandemic in Australia, the Company has withdrawn its guidance on the timing of data from this trial, and will provide updated guidance as soon as possible.

Zygel Clinical Development Timelines

The COVID-19 pandemic continues to evolve and we are closely monitoring the situation, including its potential impact on our clinical development plans and timelines going forward. In response to COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed, direct to patient drug shipment from investigator sites, and local community study related clinical laboratory collection. Except with respect to our Phase 2 open-label INSPIRE trial, timelines for delivery of top-line results for our clinical trials were not adversely impacted by COVID-19. As a result of COVID-19 travel restrictions in Australia, top line results from the Phase 2 open-label INSPIRE trial are now expected in the fourth quarter of 2020.

Our key development programs and expected timelines for the development of Zygel are shown in the chart below:

We have never been profitable and have incurred net losses since inception. Our net losses were $32.7 million and $20.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our accumulated deficit was $183.5 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

Financial Operations Overview

The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Research and Development Expenses

Our research and development expenses relating to our product candidates consisted of the following:

●	expenses associated with preclinical development and clinical trials;

●	personnel-related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

●	payments to third-party CROs or CMOs, contractor laboratories and independent contractors; and

●	depreciation, maintenance and other facility-related expenses.

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

Our Australian subsidiary, Zynerba Pharmaceuticals Pty Ltd, or the Subsidiary, is incorporated in Australia and is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. We estimate the amount of cash refund we expect to receive related to the Australian research and development tax incentive program and record the incentives when it is probable 1) we will comply with relevant conditions of the program and 2) the incentive will be received.

Certain research and development expenses incurred with respect to Zygel outside of Australia may also be eligible for the Australian research and development tax incentive program. To receive a cash refund with respect to such expenses incurred outside of Australia, the expenses must have been for eligible research and development activities, as determined by AusIndustry, and the expenditures must have a scientific link to the Australian activities, be unable to be conducted in Australia and be less than the expenditures for activities conducted in Australia, as determined by the Australian Tax Office. In December 2018, the Subsidiary submitted an Advance Overseas Finding, or AOF, application to AusIndustry for a determination that its activities are eligible research and development activities, which was approved by AusIndustry in July 2019.

As a result of this finding, we believe the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, we recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of June 30, 2020, incentive and tax receivables included $8.1 million related to the AOF. The reduction of $0.2 million was due to unrealized foreign currency losses related to the remeasurement of the Subsidiary’s assets and liabilities.

We evaluate the Subsidiary’s eligibility under tax incentive programs as of each balance sheet date based on the most current and relevant data available. If the Subsidiary is deemed to be ineligible or unable to receive the Australian research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the actual cash refund we receive may materially differ from our estimates. In June 2020, the Australian Tax Office informed us that we may not qualify for the AOF program based on their interpretation of certain eligibility requirements. Although we continue to believe that we comply with the relevant conditions of the AOF program that were in place when we received our original approval from AusIndustry, we have determined it is no longer probable that the AOF claim will be received. As a result, during the three months ended June 30, 2020, we fully recorded a reserve against the $8.1 million AOF receivable.

For the six months ended June 30, 2020 and 2019, we incurred research and development expenses of $24.2 million and $14.5 million, respectively.

The following table summarizes research and development expenses for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
Research and development expenses - before R&D incentive	$17,349,081	$15,999,028
Research and development incentive (non-AOF)	(1,224,142)	(1,468,533)
Research and development expenses (before impact of AOF)	16,124,939	14,530,495
AOF - cumulative change in estimate for the period 1/1/18 through 12/31/19	8,107,695	—
Total research and development expenses	$24,232,634	$14,530,495

Excluding the change in research and development expenses related to the reserve against the AOF receivable, we expect research and development expenses to increase in 2020 as compared to 2019 as we continue to advance our clinical trials for Zygel. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

●	the number of sites included in the clinical trials;

●	the length of time required to enroll suitable patients;

●	the size of patient populations participating in the clinical trials;

●	the duration of patient follow-ups;

●	the development stage of the product candidates; and

●	the efficacy and safety profile of the product candidates.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2019 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of

Estimates.” During the six months ended June 30, 2020, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2019 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses

Excluding the $8.1 million increase in research and development expenses for amounts reserved against the AOF receivable, research and development expenses increased by $1.0 million, or 12%, to $9.2 million for the three months ended June 30, 2020 from $8.2 million for the three months ended June 30, 2019. The increase was primarily related to increased clinical trial costs associated with our Zygel program and an increase in employee-related costs; partially offset by decreases in manufacturing costs related to our Zygel program and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 37%, to $4.5 million for the three months ended June 30, 2020 from $3.3 million for the three months ended June 30, 2019. The increase was primarily related to increases in pre-commercialization expense for our product candidates, directors and officers liability insurance, legal fees and higher employee-related costs, including recruiting costs.

Other Income (Expense)

During the three months ended June 30, 2020 and 2019, we recognized $26,601 and $0.4 million, respectively, in interest income. The decrease in interest income was primarily related to lower average interest rates earned on our investments. During the three months ended June 30, 2020 and 2019, we recognized foreign currency gain of $1.5 million and a foreign currency loss of $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses

Excluding the $8.1 million increase in research and development expenses for amounts reserved against the AOF receivable, research and development expenses increased by $1.6 million, or 11%, to $16.1 million for the six months ended June 30, 2020 from $14.5 million for the six months ended June 30, 2019. The increase was primarily related to increased clinical trial costs associated with our Zygel program and an increase in employee-related costs; partially offset by decreases in manufacturing costs related to our Zygel program and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, or 30%, to $8.4 million for the six months ended June 30, 2020 from $6.4 million for the six months ended June 30, 2019. The increase was primarily related to increases in pre-commercialization expense for our product candidates, directors and officers liability insurance, legal fees and higher employee-related costs, including recruiting costs.

Other Income (Expense)

During the six months ended June 30, 2020 and 2019, we recognized $0.2 million and $0.8 million, respectively, in interest income. The decrease in interest income was primarily related to lower average interest rates earned on our investments. During the six months ended June 30, 2020 and 2019, we recognized foreign currency losses of $0.3 million and $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2020, our principal sources of liquidity were our cash and cash equivalents of $77.0 million. Our working capital was $72.3 million as of June 30, 2020.

Management believes that current cash and cash equivalents are sufficient to fund operations and capital requirements into the fourth quarter of 2021. However, the economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Equity Financings

In August 2019, we entered into a Controlled Equity Offering Sales AgreementSM, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. In 2019, we sold and issued 13,381 shares of our common stock in the open market at a weighted-average selling price of $7.00, for gross and net proceeds of $0.1 million. In the first quarter of 2020, we sold and issued 356,000 shares of our common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. In the second quarter of 2020, we sold and issued 5,682,784 shares of our common stock in the open market at a weighted-average selling price of $4.92 per share, for gross proceeds of $27.9 million and net proceeds, after deducting commissions and offering expenses, of $27.2 million.

In June 2017, we entered into an Open Market Sales Agreement, or the 2017 Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we sold $50.0 million of our common stock. In the first quarter of 2019, we sold and issued 3,439,523 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $5.44 per share, resulting in gross proceeds of $18.7 million. Net proceeds received after deducting commissions and offering expenses were $18.1 million. In the second quarter of 2019, we sold and issued 2,082,031 shares of common stock under the 2017 Sales Agreement with Jefferies in the open market at a weighted average selling price of $13.50 per share, resulting in gross proceeds of $28.1 million. Net proceeds received after deducting commissions and offering expenses were $27.0 million. From June 2017 through May 16, 2019, we had cumulative gross proceeds of $50.0 million from shares sold in the open market under the 2017 Sales Agreement. The last sale under the 2017 Sales Agreement was made on May 16, 2019, following which the 2017 Sales Agreement terminated pursuant to its terms.

Debt

We had no debt outstanding as of June 30, 2020 or December 31, 2019.

Future Capital Requirements

During the six months ended June 30, 2020, net cash used in operating activities was $21.7 million, and our accumulated deficit as of June 30, 2020 was $183.5 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we may develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the United States Drug Enforcement Agency, the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products; and

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak of COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(21,658,854)	$(16,368,618)
Investing activities	(360,838)	(24,616)
Financing activities	28,962,490	45,290,793
Net increase in cash and cash equivalents	$6,942,798	$28,897,559

Operating Activities

For the six months ended June 30, 2020, cash used in operating activities was $21.7 million compared to $16.4 million for the six months ended June 30, 2019. The increase from the comparable 2019 period was primarily the result of increased research and development expenses related to clinical trial costs of our Zygel program and increased general and administrative expenses.

Excluding any cash that may be received from the July 2019 AOF application, we expect cash used in operating activities to increase in 2020 as compared to 2019, as we continue to advance our clinical trials for Zygel.

Investing Activities

For the six months ended June 30, 2020 and 2019, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 consisted of $29.0 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement. Cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of $45.1 million in net proceeds from sales of our shares of common stock under the 2017 Sales Agreement.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We would cease to be a smaller reporting company if we have a public float in excess of $250 million, or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. Consequently, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of June 30, 2020, we had cash and cash equivalents of $77.0 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania, with an amended complaint filed on March 9, 2020. This action was purportedly brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019. The complaint alleges that Defendants made certain material misstatements and omissions relating to product candidate Zygel (“ZYN002”) in alleged violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Specifically, plaintiff claims that Defendants made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors. The Company’s motion to dismiss the plaintiffs’ complaint is currently pending.

On April 23, 2020, the Company and the individual defendants filed a motion to dismiss the complaint with prejudice. On April 24, a stockholder derivative complaint, captioned Philip Quartararo v. Armando Anido, et al., was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its Chief Financial Officer, James E. Fickenscher. The complaint generally alleges breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Exchange Act in connection with the Company’s disclosures around the BELIEVE I clinical trial. These proceedings are currently stayed pending resolution of the Company’s motion to dismiss in the putative class action.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report and our Q1 Quarterly Report, under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our 2019 Annual Report or our Q1 Quarterly Report. The risks described in our 2019 Annual Report and Q1 Quarterly Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101 INS	Inline XBRL Document (filed herewith).
101 SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101 CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase (filed herewith).
101 DEF	Inline XBRL Taxonomy Extension Schema Definition Linkbase (filed herewith).
101 LAB	Inline XBRL Taxonomy Extension Schema Label Linkbase (filed herewith).
101 PRE	Inline XBRL Taxonomy Extension Schema Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYNERBA PHARMACEUTICALS, INC.

Date: August 10, 2020	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: August 10, 2020	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)