Form 10-Q
period 2021-03-31
Zynerba Pharmaceuticals, Inc.
filed 2021-05-12
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 41,251,537 shares of Common Stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing, and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	that the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	the timing and outcome of current and future legal proceedings;
●	our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the timing and outcome of the Australian Taxation Office’s, or ATO, review regarding our eligibility to receive certain tax credits;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our 2020 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$93,130,194	$59,157,187
Incentive and tax receivables	9,009,814	9,042,586
Prepaid expenses and other current assets	5,060,547	5,166,401
Total current assets	107,200,555	73,366,174
Property and equipment, net	535,003	585,403
Incentive and tax receivables	338,810	—
Right-of-use assets	733,933	105,199
Total assets	$108,808,301	$74,056,776
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,678,193	$2,522,716
Accrued expenses	10,680,655	11,280,843
Lease liabilities	209,325	109,689
Total current liabilities	12,568,173	13,913,248
Lease liabilities, long-term	525,141	—
Total liabilities	13,093,314	13,913,248
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,251,537 shares issued and outstanding at March 31, 2021 and 29,975,264 shares issued and outstanding at December 31, 2020	41,252	29,975
Additional paid-in capital	305,807,818	262,286,008
Accumulated deficit	(210,134,083)	(202,172,455)
Total stockholders' equity	95,714,987	60,143,528
Total liabilities and stockholders' equity	$108,808,301	$74,056,776

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,609,010	$6,882,793
General and administrative	3,275,797	3,916,569
Total operating expenses	7,884,807	10,799,362
Loss from operations	(7,884,807)	(10,799,362)
Other income (expense):
Interest income	5,633	201,684
Foreign exchange loss	(82,454)	(1,740,151)
Total other expense	(76,821)	(1,538,467)
Net loss	$(7,961,628)	$(12,337,829)

Net loss per share basic and diluted	$(0.20)	$(0.53)
Basic and diluted weighted average shares outstanding	40,065,715	23,399,438

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31, 2021
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	29,975,264	$29,975	$262,286,008	$(202,172,455)	$60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	1,018,822	1,019	(1,019)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	1,264,837	—	1,264,837
Net loss	—	—	—	(7,961,628)	(7,961,628)
Balance at March 31, 2021	41,251,537	$41,252	$305,807,818	$(210,134,083)	$95,714,987

	Three months ended March 31, 2020
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743
Issuance of common stock, net of issuance costs	356,000	356	1,581,694	—	1,582,050
Issuance of restricted stock	5,000	5	(5)	—	—
Stock-based compensation expense	—	—	1,323,352	—	1,323,352
Net loss	—	—	—	(12,337,829)	(12,337,829)
Balance at March 31, 2020	23,572,391	$23,572	$229,314,197	$(163,173,453)	$66,164,316

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,961,628)	$(12,337,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,455	41,216
Stock-based compensation	1,264,837	1,323,352
Changes in operating assets and liabilities:
Incentive and tax receivables	(306,038)	1,135,905
Prepaid expenses and other assets	105,854	767,903
Right-of-use assets and liabilities	(3,957)	1,954
Accounts payable	(859,523)	(1,535,807)
Accrued expenses	(593,967)	(394,859)
Net cash used in operating activities	(8,292,967)	(10,998,165)
Cash flows from investing activities:
Purchases of property and equipment	—	(138,209)
Net cash used in investing activities	—	(138,209)
Cash flows from financing activities:
Proceeds from the issuance of common stock	43,193,660	1,816,471
Payment of financing fees and expenses	(975,592)	(104,486)
Proceeds from the exercise of stock options	47,906	—
Net cash provided by financing activities	42,265,974	1,711,985
Net increase (decrease) in cash and cash equivalents	33,973,007	(9,424,389)
Cash and cash equivalents at beginning of period	59,157,187	70,063,242
Cash and cash equivalents at end of period	$93,130,194	$60,638,853

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$15,000	$57,526
Property and equipment acquired but unpaid at end of period	$11,055	$143,150

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $210.1 million as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

In August 2019, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on February 9, 2021. From August 2019 through February 9, 2021, the Company has cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

Management believes that the Company’s cash and cash equivalents as of March 31, 2021 are sufficient to fund operations and capital requirements well into the first half of 2024. Substantial additional financings will be needed by the Company to fund its operations, to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2021 its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements and related notes included in the Company’s 2020 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office (“ATO”) for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentives when it is probable 1) the Company will comply with relevant conditions of the program and 2) the incentive will be received.

Certain research and development expenses incurred with respect to our lead product candidate, Zygel outside of Australia may also be eligible for the Australian research and development tax incentive program. To receive a cash refund with respect to such expenses incurred outside of Australia, the expenses must have been for eligible research and development activities, as determined by AusIndustry, and the expenditures must have a scientific link to the Australian activities, be unable to be conducted in Australia and be less than the expenditures for activities conducted in Australia, as determined by the ATO. In December 2018, the Company submitted an Advance Overseas Finding (“AOF”) application to AusIndustry for a determination that a portion of the Company’s activities outside of Australia are eligible research and development activities, which was approved by AusIndustry in July 2019.

As a result of this finding, the Company believes it is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. As of March 31, 2021, incentive and tax receivables included $9.0 million related to the AOF. The increase of $0.7 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s assets and liabilities.

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2021, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended March 31, 2021.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current incentive and tax receivables consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$3,406,123	$3,425,791
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	3,173,730	3,192,056
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	2,114,794	2,127,005
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	8,994,123	9,046,058
Goods and services tax	315,167	297,734
Total incentive and tax receivables before reserve for AOF	18,003,937	18,088,644
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	(8,994,123)	(9,046,058)
Total incentive and tax receivables - current assets	$9,009,814	$9,042,586

As of March 31, 2021, the Company’s estimate of the amount of cash refund it expects to receive in 2021 for 2020, 2019 and 2018 eligible spending as part of this incentive program was $8.7 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2022 for 2021 eligible spending through March 31, 2021 was $0.3 million and was recorded as a non-current asset.

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

The following table summarizes research and development expenses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Research and development expenses - before R&D incentive	$4,949,514	$7,485,858
Research and development incentive (non-AOF)	(340,504)	(603,065)
Total research and development expenses	$4,609,010	$6,882,793

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2021	2020
Stock options	5,225,538	4,704,196
Unvested restricted stock	1,185,822	11,800
	6,411,360	4,715,996

f. Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement
	Carrying amount	as of March 31, 2021
	as of March 31, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$92,813,924	$92,813,924	$—	$—
	$92,813,924	$92,813,924	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2020
	as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,010,328	$59,010,328	$—	$—
	$59,010,328	$59,010,328	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Prepaid development expenses	$830,367	$866,498
Prepaid insurance	963,545	1,639,687
Insurance litigation settlement receivable	2,958,894	2,389,250
Other current assets	307,741	270,966
Total prepaid expenses and other current assets	$5,060,547	$5,166,401

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2021	2020
Equipment	2-5	$740,544	$729,489
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,355	311,355
Leasehold improvements	various	68,881	68,881
Construction in process		42,827	42,827
Total cost		1,193,926	1,182,871
Less accumulated depreciation		(658,923)	(597,468)
Property and equipment, net		$535,003	$585,403

Depreciation expense was $61,455 and $41,216 for the three months ended March 31, 2021 and 2020, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accrued compensation	$938,564	$1,928,865
Accrued research and development	5,394,527	4,999,881
Accrued litigation settlement expenses	4,000,000	4,000,000
Other	347,564	352,097
Total accrued expenses	$10,680,655	$11,280,843

(7) Common Stock

In August 2019, the Company entered into the 2019 Sales Agreement with the Agents pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on February 9, 2021. From August 2019 through February 9, 2021, the Company has cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2021, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 9,304,869 shares. As of March 31, 2021, 2,332,008 shares were available for future issuance under the 2014 Plan.

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

During the three months ended March 31, 2021, the Company granted 506,911 time-based restricted stock awards to employees with two-year cliff vesting. In addition, during the three months ended March 31, 2021, the Company granted 506,911 performance-based restricted stock awards to employees. Vesting of the performance-based restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met.

Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. For the three months ended March 31, 2021, none of the performance-based metrics were deemed probable of achievement. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period. As of March 31, 2021, the aggregate estimated grant date fair value of the restricted stock awards for which the satisfaction of the related-performance conditions have not been deemed probable was $1,839,591.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2020, the Company granted 194,000 restricted stock awards that contain both performance-based and service-based conditions. These awards vest on the earlier of: (a) meeting the performance condition or (b) service provided for one-year from the grant date. Awards with both performance and service conditions are being expensed over the service period, with an acceleration of the remaining compensation expense, if the performance-based criteria is met before the end of the service condition.

For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2021	2020	2021	2020	2021	2020
Research and development	$432,930	$503,235	$186,461	$7,241	$619,391	$510,476
General and administrative	512,436	812,876	133,010	—	645,446	812,876
	$945,366	$1,316,111	$319,471	$7,241	$1,264,837	$1,323,352

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2020	4,546,484	$9.76
Granted	756,117	3.62
Exercised	(13,125)	3.65
Forfeited	(63,938)	15.84
Outstanding as of March 31, 2021	5,225,538	8.81	6.96	$1,761,731
Exercisable as of March 31, 2021	3,291,734	11.00	5.83	$657,465
Vested and expected to vest as of March 31, 2021	5,225,538	$8.81

The weighted-average grant date fair values of options granted during the three months ended March 31, 2021 and 2020 were $2.79 and $3.60, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2021	2020
Weighted-average risk-free interest rate	0.36%	1.39%
Expected term of options (in years)	6.25	6.26
Expected stock price volatility	95.60%	82.00%
Expected dividend yield	0%	0%

As of March 31, 2021, there was $6.2 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.66 years. During the three months ended March 31, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the three months ended March 31, 2021:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2020	173,800	$3.64
Granted	1,018,822	3.59
Vested	(6,800)	5.16
Unvested as of March 31, 2021	1,185,822	$3.58	$5,514,072
Vested and expected to vest as of March 31, 2021	673,911	$3.58	$3,133,686

As of March 31, 2021, excluding performance-based restricted stock awards that have not been deemed probable, there was $1.9 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.61 years. The Company expects that all 673,911 of the unvested, non-performance based, restricted stock awards will vest.

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

The Company leases its headquarters where it occupies 10,877 square feet of office space. On March 1, 2021, the Company extended its lease for three additional years until May 31, 2024. The Company’s lease contains variable lease costs that do not depend on a rate or index and consist primarily of common area maintenance, taxes, and insurance charges. As the implicit rate was not readily determinable for the Company’s lease, the Company used an estimated incremental borrowing rate, or discount rate, to determine the initial present value of the lease payments. The discount rate for the lease was calculated using a synthetic credit rating model.

As of March 1 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of March 31, 2021, the Company’s right-of-use asset, net of amortization, was $733,933.

Other operating lease information as of March 31, 2021:

Weighted-average remaining lease term - operating leases	3.2	years
Weighted-average discount rate - operating leases	2.76%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
Year ended:	2021	2020
December 31, 2021	$184,847	$111,506
December 31, 2022	240,421	—
December 31, 2023	240,421	—
December 31, 2024	100,175	—
Total minimum lease payments	765,864	111,506
Less: imputed lease interest	(31,398)	(1,817)
Total lease liabilities	$734,466	$109,689

Lease expense for the three months ended March 31, 2021 and 2020 was comprised of the following:

	Three months ended March 31,
	2021	2020
Operating lease expense	$62,946	$64,209
Variable lease expense	16,841	14,674
Total lease expense	$79,787	$78,883

Cash payments related to operating leases were $66,903 and $62,254 for the three months ended March 31, 2021 and 2020, respectively.

(10) Subsequent Events

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2020 Annual Report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2020 Annual Report.

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

Our clinical program for Zygel includes clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, ASD and 22q and the reduction of seizures and the treatment of associated symptoms in patients with DEE syndromes. As of May 2021, the Zygel safety database across all clinical studies conducted by us includes data from 906 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated and consistent with previously reported data.

CONNECT-FX Trial (FXS)

In June 2020, we announced results of our pivotal CONNECT-FX clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. While Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the Aberrant Behavior Checklist – Community FXS (ABC-CFXS), a pre-planned ad hoc analysis of the most severely impacted patients in the trial, as defined by patients having at least 90% methylation (“highly methylated”) of the impacted FMR1 gene, demonstrated that those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo.

RECONNECT Trial (FXS)

In May 2021, following guidance received from the FDA regarding the regulatory path forward for Zygel, we announced that we will be conducting a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial, which will be called RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Fragile X Syndrome), is designed to evaluate the efficacy and safety of Zygel in children and adolescents with FXS. We believe that the results, if positive, from RECONNECT will be sufficient to support the submission of a New Drug Application for Zygel in patients with FXS.

The RECONNECT trial will be an 18-week trial which will enroll approximately 200 children and adolescents of which approximately 160 patients will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. The primary endpoint for the trial will be the change in the Aberrant Behavior Checklist-Community FXS Specific (ABC-CFXS) Social Avoidance subscale in patients who have complete methylation of their FMR1 gene. All patients, including the cohort of partially methylated patients, will be included in a key secondary endpoint analysis.

We expect to initiate the RECONNECT trial in the third quarter of 2021. All patients will be eligible to enroll in our ongoing open-label extension after completing dosing in this clinical trial.

Phase 2 BRIGHT Trial (ASD)

In May 2020, we reported positive top-line results of the Phase 2 BRIGHT clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal, and Hyperactivity). The results of the other efficacy assessments were consistent with the results demonstrated in the ABC-C. We expect to discuss a path forward with the FDA in the first half of 2021.

Phase 2 INSPIRE Trial (22q)

In May 2019, we initiated the open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. We expect to enroll approximately 20 male and female patients (ages six through 17 years). Recruitment into the INSPIRE trial has been delayed due to the impact of COVID-19 and resulting significant travel restrictions in Australia. Once enrollment is complete, we will provide a timeframe for disclosing top line results of this trial. In September 2020, we were granted orphan drug designation from the FDA for the use of cannabidiol for the treatment of 22q.

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

Zygel Clinical Development Timelines

We are closely monitoring the progression of the COVID-19 pandemic, including its potential impact on our clinical development plans and timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed, direct to patient drug shipment from investigator sites, and local study-related clinical laboratory collection. Except with respect to our Phase 2 open-label INSPIRE trial, timelines for delivery of top-line results for our clinical trials were not adversely impacted by COVID-19, and we intend to implement similar measures, as necessary, for our planned clinical trials in 2021.

We have never been profitable and have incurred net losses since inception. Our net losses were $8.0 million and $12.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, our accumulated deficit was $210.1 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

As a result of this finding, we believe the Subsidiary is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, we recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. As of March 31, 2021, incentive and tax receivables included $9.0 million related to the AOF. The increase of $0.7 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s assets and liabilities.

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

The following table summarizes research and development expenses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Research and development expenses - before R&D incentive	$4,949,514	$7,485,858
Research and development incentive (non-AOF)	(340,504)	(603,065)
Total research and development expenses	$4,609,010	$6,882,793

We expect research and development expenses to decrease in 2021 as compared to 2020 as we concluded our pivotal CONNECT-FX clinical trial and our BRIGHT clinical trial during 2020. We expect to initiate the RECONNECT pivotal trial in FXS during the third quarter of 2021. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Foreign Exchange Loss

Foreign exchange loss relates to the effect of exchange rates on transactions incurred by the Subsidiary.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2020 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates.” During the three months ended March 31, 2021, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2020 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses decreased by $2.3 million, or 33%, to $4.6 million for the three months ended March 31, 2021 from $6.9 million for the three months ended March 31, 2020. The decrease was primarily related to decreased clinical trial and manufacturing costs associated with our Zygel program following the conclusion of our CONNECT-FX and BRIGHT clinical trials; partially offset by a reduction in the non-AOF Australian research and development incentive.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 16%, to $3.3 million for the three months ended March 31, 2021 from $3.9 million for the three months ended March 31, 2020. The decrease was primarily related to decreases in pre-commercialization expense for Zygel, decreased employee-related costs and decreased stock-based compensation costs partially offset by an increase in directors and officers liability insurance.

Other Income (Expense)

During the three months ended March 31, 2021 and 2020, we recognized $5,633 and $0.2 million, respectively, in interest income. The decrease in interest income was primarily related to lower average interest rates earned on our investments. During the three months ended March 31, 2021 and 2020, we recognized foreign currency losses of $0.1 million and $1.7 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents of $93.1 million. Our working capital was $94.6 million as of March 31, 2021.

Management believes that cash and cash equivalents as of March 31, 2021 are sufficient to fund operations and capital requirements well into the first half of 2024. The economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Equity Financings

In August 2019, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents pursuant to which we sold $75.0 million of our common stock. In the first quarter of 2021, we have sold and issued 10,244,326 shares of our common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In the first quarter of 2020, we sold and issued 356,000 shares of our common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. In 2020, we sold and issued 6,596,873 shares of our common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on February 9, 2021. From August 2019 through February 9, 2021, we had cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, or the Agents, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock.

Debt

We had no debt outstanding as of March 31, 2021 or December 31, 2020.

Future Capital Requirements

During the three months ended March 31, 2021, net cash used in operating activities was $8.3 million, and our accumulated deficit as of March 31, 2021 was $210.1 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

If we raise additional funds by issuing equity securities, including through our 2021 Sales Agreement, our stockholders will experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(8,292,967)	$(10,998,165)
Investing activities	—	(138,209)
Financing activities	42,265,974	1,711,985
Net increase (decrease) in cash and cash equivalents	$33,973,007	$(9,424,389)

Operating Activities

For the three months ended March 31, 2021, cash used in operating activities was $8.3 million compared to $11.0 million for the three months ended March 31, 2020. The decrease from the comparable 2020 period was primarily the result of decreased research and development expenses related to clinical trial costs of our Zygel program and decreased general and administrative expenses.

Excluding any cash that may be received from the July 2019 AOF application, we expect cash used in operating activities to decrease in 2021 as compared to 2020, as we concluded our pivotal CONNECT-FX clinical trial and our BRIGHT clinical trial during 2020. We expect to initiate the RECONNECT pivotal trial in FXS during the third quarter of 2021

Investing Activities

For the three months ended March 31, 2020 cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement. Cash provided by financing activities for the three months ended March 31, 2020 consisted of $1.7 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements

For descriptions of recently issued accounting pronouncements, see “Note 2 –Recent Accounting Pronouncements” of our Notes to Unaudited Consolidated Financial Statements included above in Part I of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of March 31, 2021, we had cash and cash equivalents of $93.1 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Class Action

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania, with an amended complaint filed on March 9, 2020. This action was purportedly brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019 (the “Shareholder Class Action”). The complaint alleges that Defendants made certain material misstatements and omissions relating to product candidate Zygel (“ZYN002”) in alleged violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Specifically, plaintiff claims that Defendants made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors. The Company’s motion to dismiss the plaintiffs’ complaint was denied on November 25, 2020. The Company and the individual defendants have reached an agreement in principle to settle this action that is subject to the preliminary approval and final approval of the court.

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

The Company and the individual defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the Shareholder Class Action and make no admission of liability or any form of wrongdoing.

Derivative Action

On April 24, 2020, a stockholder derivative complaint, captioned Philip Quartararo v. Armando Anido, et al., was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its Chief Financial Officer, James E. Fickenscher. (the “Quartararo Action”)

On December 4, 2020 a stockholder derivative complaint, captioned Dmitry Itkis, derivatively on behalf of Zynerba Pharmaceuticals, Inc. v. Armando Anido, et al. was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its Chief Financial Officer, James E. Fickenscher. (the ‘Itkis Action”) The complaint generally alleges breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Exchange Act in connection with the Company’s disclosures around the BELIEVE I clinical trial. The Quartararo Action and the Itkis action were consolidated in the shareholder derivative action, captioned In Re Zynerba Pharmaceuticals, Inc. Derivative Litigation (the “Derivative Action”) pending in the United States District Court for the District of Delaware. The consolidated complaint generally alleges breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Exchange Act in connection with the Company’s disclosures around the BELIEVE I clinical trial. The Company and the individual defendants have recently reached an agreement in principle to settle the Derivative Action that is subject to the preliminary approval and final approval of the Court. The Company and the individual defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the Derivative Action and make no admission of liability or any form of wrongdoing.

Rule 220 Action

On March 15, 2021, stockholder Roland Davies filed a complaint pursuant to 8 Del. C. § 220 (“§220”) in the Court of Chancery in the state of Delaware seeking to inspect and make copies and extracts of certain books and records of the Company based on claims set forth in the Shareholder Class Action and the Derivative Action (the “220 Action”).

The Company and the individual defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the 220 Action and make no admission of liability or any form of wrongdoing.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2020 Annual Report under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our 2020 Annual Report. The risks described in our 2020 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2021, we entered into the 2021 Sales Agreement, with the Agents, pursuant to which we may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, in an aggregate offering price of up to $75.0 million, or the Shares.

Under the terms of the 2021 Sales Agreement, the Agents may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

The offer and sales of the Shares made pursuant to the 2021 Sales Agreement, if any, will be made under our effective “shelf” registration statement on Form S-3 (File No. 333-233038), the base prospectus contained therein, dated August 13, 2019, and a prospectus supplement related to the offering of the Shares, dated May 12, 2021.

The information set forth in this Item 5 to Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy the Shares, nor shall there be an offer, solicitation or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

We are not obligated to, and we cannot provide any assurances that we will, make any sales of the Shares under the 2021 Sales Agreement. The 2021 Sales Agreement may be terminated by the Agents or us at any time upon ten days’ prior written notice to us or the Agents, respectively. We will pay the Agents a commission rate of up to 3.0% of the gross sales price per share of any Shares sold through the Agents as sales agents under the 2021 Sales Agreement. We have also provided the Agents with customary indemnification and contribution rights. We have agreed to reimburse the Agents for legal fees and disbursements, not to exceed $50,000 in the aggregate.

The foregoing description of the 2021 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

The legal opinion of Troutman Pepper Hamilton Sanders LLP, our counsel, relating to the Shares is filed as Exhibit 5.1 to this Form 10-Q.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
5.1	Opinion of Troutman Pepper Hamilton Sanders LLP
10.1

Controlled Equity OfferingSM Sales Agreement, dated May 11, 2021, by and among the registrant, Cantor Fitzgerald & Co., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, and Ladenburg Thalmann & Co. Inc.

10.2

Lease amendment No. 4 dated March 1, 2021, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001- 37526) filed on March 10, 2021.

23.1	Consent of Troutman Pepper Hamilton Sanders LLP (included in Exhibit 5.1)
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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 12, 2021	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal executive officer)

Date: May 12, 2021	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal financial and accounting officer)