Form 10-Q
period 2021-06-30
Zynerba Pharmaceuticals, Inc.
filed 2021-08-09
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 41,251,537 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, or this Quarterly Report, that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing, and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	that the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	the timing and outcome of current and future legal proceedings;
●	our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the timing and outcome of the Australian Taxation Office’s, or ATO, review regarding our eligibility to receive certain tax credits;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our 2020 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, under the caption “Item 1A. Risk Factors”.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Quarterly Report (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$85,780,711	$59,157,187
Incentive and tax receivables	8,906,379	9,042,586
Prepaid expenses and other current assets	1,767,989	5,166,401
Total current assets	96,455,079	73,366,174
Property and equipment, net	509,623	585,403
Incentive and tax receivables	552,922	—
Right-of-use assets	678,280	105,199
Total assets	$98,195,904	$74,056,776
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,819,761	$2,522,716
Accrued expenses	8,002,290	11,280,843
Lease liabilities	206,211	109,689
Total current liabilities	10,028,262	13,913,248
Lease liabilities, long-term	468,385	—
Total liabilities	10,496,647	13,913,248
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,251,537 shares issued and outstanding at June 30, 2021 and 29,975,264 shares issued and outstanding at December 31, 2020	41,252	29,975
Additional paid-in capital	307,742,167	262,286,008
Accumulated deficit	(220,084,162)	(202,172,455)
Total stockholders' equity	87,699,257	60,143,528
Total liabilities and stockholders' equity	$98,195,904	$74,056,776

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,451,948	$17,349,841	$10,060,958	$24,232,634
General and administrative	4,386,546	4,492,034	7,662,343	8,408,603
Total operating expenses	9,838,494	21,841,875	17,723,301	32,641,237
Loss from operations	(9,838,494)	(21,841,875)	(17,723,301)	(32,641,237)
Other income (expense):
Interest income	5,943	26,601	11,576	228,285
Foreign exchange (loss) gain	(117,528)	1,482,513	(199,982)	(257,638)
Total other expense	(111,585)	1,509,114	(188,406)	(29,353)
Net loss	$(9,950,079)	$(20,332,761)	$(17,911,707)	$(32,670,590)

Net loss per share basic and diluted	$(0.25)	$(0.78)	$(0.47)	$(1.32)
Basic and diluted weighted average shares outstanding	40,065,715	26,100,264	38,344,145	24,749,851

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30, 2021
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	29,975,264	$29,975	$262,286,008	$(202,172,455)	$60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	1,018,822	1,019	(1,019)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	1,264,837	—	1,264,837
Net loss	—	—	—	(7,961,628)	(7,961,628)
Balance at March 31, 2021	41,251,537	41,252	305,807,818	(210,134,083)	95,714,987
Stock-based compensation expense	—	—	1,934,349	—	1,934,349
Net loss	—	—	—	(9,950,079)	(9,950,079)
Balance at June 30, 2021	41,251,537	$41,252	$307,742,167	$(220,084,162)	$87,699,257

	Six months ended June 30, 2020
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743
Issuance of common stock, net of issuance costs	356,000	356	1,581,694	—	1,582,050
Issuance of restricted stock	5,000	5	(5)	—	—
Stock-based compensation expense	—	—	1,323,352	—	1,323,352
Net loss	—	—	—	(12,337,829)	(12,337,829)
Balance at March 31, 2020	23,572,391	23,572	229,314,197	(163,173,453)	66,164,316
Issuance of common stock, net of issuance costs	5,682,784	5,683	27,240,793	—	27,246,476
Stock-based compensation expense	—	—	1,347,433	—	1,347,433
Net loss	—	—	—	(20,332,761)	(20,332,761)
Balance at June 30, 2020	29,255,175	$29,255	$257,902,423	$(183,506,214)	$74,425,464

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(17,911,707)	$(32,670,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,350	89,463
Stock-based compensation	3,199,186	2,670,785
Changes in operating assets and liabilities:
Incentive and tax receivables	(416,715)	6,810,905
Prepaid expenses and other assets	3,536,027	381,064
Right-of-use assets and liabilities	(8,173)	2,360
Accounts payable	(794,987)	(789,142)
Accrued expenses	(3,303,778)	1,846,301
Net cash used in operating activities	(15,576,797)	(21,658,854)
Cash flows from investing activities:
Purchases of property and equipment	(47,570)	(360,838)
Net cash used in investing activities	(47,570)	(360,838)
Cash flows from financing activities:
Proceeds from the issuance of common stock	43,193,660	29,766,385
Payment of financing fees and expenses	(993,675)	(803,895)
Proceeds from the exercise of stock options	47,906	—
Net cash provided by financing activities	42,247,891	28,962,490
Net increase in cash and cash equivalents	26,623,524	6,942,798
Cash and cash equivalents at beginning of period	59,157,187	70,063,242
Cash and cash equivalents at end of period	$85,780,711	$77,006,040

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$134,532	$4,029
Property and equipment acquired but unpaid at end of period	$—	$22,764

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, NC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (“Zynerba,” the “Company,” or “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders, including Fragile X syndrome, autism spectrum disorder, 22q11.2 deletion syndrome, and a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $220.1 million as of June 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “2021 Sales Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of August 5, 2021, there have been no sales of common stock under the 2021 Sales Agreement.

In August 2019, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (the “2019 Sales Agents”), pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on February 9, 2021. From August 2019 through February 9, 2021, the Company received cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

Management believes that the Company’s cash and cash equivalents as of June 30, 2021 are sufficient to fund operations and capital requirements well into the first half of 2024. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2021 its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 Annual Report.

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

c. Incentive and Tax Receivables

The Company’s subsidiary, Zynerba Pharmaceuticals Pty Ltd (the “Subsidiary”), is incorporated in Australia. The Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office (“ATO”) for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentives when it is probable (1) the Company will comply with relevant conditions of the program and (2) the incentive will be received.

Certain research and development expenses incurred with respect to the Company’s lead product candidate Zygel outside of Australia may also be eligible for the Australian research and development tax incentive program. To receive a cash refund with respect to such expenses incurred outside of Australia, the expenses must have been for eligible research and development activities, as determined by AusIndustry, and the expenditures must have a scientific link to the Australian activities, be unable to be conducted in Australia and be less than the expenditures for activities conducted in Australia, as determined by the ATO. In December 2018, the Company submitted an Advance Overseas Finding (“AOF”) application to AusIndustry for a determination that a portion of the Company’s activities outside of Australia are eligible research and development activities, which was approved by AusIndustry in July 2019.

As a result of this finding, the Company believes it is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. As of June 30, 2021, incentive and tax receivables included $8.9 million related to the AOF. The increase of $0.6 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s assets and liabilities.

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2021, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended June 30, 2021.

Current incentive and tax receivables consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$3,366,787	$3,425,791
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	3,137,078	3,192,056
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	2,090,371	2,127,005
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	8,890,254	9,046,058
Goods and services tax	312,143	297,734
Total incentive and tax receivables before reserve for AOF	17,796,633	18,088,644
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	(8,890,254)	(9,046,058)
Total incentive and tax receivables - current assets	$8,906,379	$9,042,586

As of June 30, 2021, the Company’s estimate of the amount of cash refund it expects to receive in 2021 for 2020, 2019 and 2018 eligible spending as part of this incentive program was $8.6 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive in 2022 for 2021 eligible spending through June 30, 2021 was $0.6 million and was recorded as a non-current asset.

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

The following table summarizes research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expenses - before R&D incentive	$5,672,810	$9,863,223	$10,622,323	$17,349,081
Research and development incentive (non-AOF)	(220,862)	(621,077)	(561,365)	(1,224,142)
Research and development expenses (before impact of AOF)	5,451,948	9,242,146	10,060,958	16,124,939
Amounts reserved against AOF refund	—	8,107,695	—	8,107,695
Total research and development expenses	$5,451,948	$17,349,841	$10,060,958	$24,232,634

e. Net Loss Per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock and stock options, which would result in the issuance of incremental shares of

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of restricted stock and stock options would be anti-dilutive.

The following potentially dilutive securities outstanding as of June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2021	2020
Stock options	5,255,538	4,710,201
Unvested restricted stock	1,185,822	11,800
	6,441,360	4,722,001

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurement
	Carrying amount	as of June 30, 2021
	as of June 30, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$85,249,760	$85,249,760	$—	$—
	$85,249,760	$85,249,760	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2020
	as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,010,328	$59,010,328	$—	$—
	$59,010,328	$59,010,328	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Prepaid development expenses	$940,191	$866,498
Prepaid insurance	255,916	1,639,687
Insurance litigation settlement receivable	—	2,389,250
Other current assets	571,882	270,966
Total prepaid expenses and other current assets	$1,767,989	$5,166,401

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2021	2020
Equipment	2-5	$740,543	$729,489
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,355
Leasehold improvements	various	68,881	68,881
Construction in process		79,342	42,827
Total cost		1,230,441	1,182,871
Less accumulated depreciation		(720,818)	(597,468)
Property and equipment, net		$509,623	$585,403

Depreciation expense was $123,350 and $89,463 for the six months ended June 30, 2021 and 2020, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accrued compensation	$1,639,032	$1,928,865
Accrued research and development	5,615,941	4,999,881
Accrued litigation settlement expenses	121,406	4,000,000
Other	625,911	352,097
Total accrued expenses	$8,002,290	$11,280,843

(7) Common Stock

On May 11, 2021, the Company entered into the 2021 Sales Agreement with the 2021 Sales Agents, pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of August 5, 2021, there have been no sales of common stock under the 2021 Sales Agreement.

In August 2019, the Company entered into the 2019 Sales Agreement with the 2019 Sales Agents pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 9, 2021. From August 2019 through February 9, 2021, the Company received cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2021, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 9,304,869 shares. As of June 30, 2021, 2,302,008 shares were available for future issuance under the 2014 Plan.

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

During the six months ended June 30, 2021, the Company granted 506,911 time-based restricted stock awards to employees with two-year cliff vesting. In addition, during the six months ended June 30, 2021, the Company granted 506,911 performance-based restricted stock awards to employees. Vesting of the performance-based restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met.

Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. During the three months ended June 30, 2021, the performance-based conditions were deemed probable of achievement and the Company recorded $0.8 million in stock-based compensation expense related to these performance-based grants. As of June 30, 2021, there was $1.1 million of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

During the third quarter of 2020, the Company granted 194,000 restricted stock awards that contain both performance-based and service-based conditions. These awards vest on the earlier of: (a) meeting the performance condition or (b) service provided for one-year from the grant date. Awards with both performance and service conditions are being expensed over the service period, with an acceleration of the remaining compensation expense if the performance-based criteria is met before the end of the service condition.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2021	2020	2021	2020	2021	2020
Research and development	$815,289	$1,029,415	$809,988	$15,961	$1,625,277	$1,045,376
General and administrative	931,352	1,625,409	642,557	—	1,573,909	1,625,409
	$1,746,641	$2,654,824	$1,452,545	$15,961	$3,199,186	$2,670,785

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2020	4,546,484	$9.76
Granted	786,117	3.65
Exercised	(13,125)	3.65
Forfeited	(63,938)	15.84
Outstanding as of June 30, 2021	5,255,538	8.79	6.73	$3,175,029
Exercisable as of June 30, 2021	3,518,924	10.71	5.74	$1,313,759
Vested and expected to vest as of June 30, 2021	3,518,924	$10.71

The weighted-average grant date fair values of options granted during the six months ended June 30, 2021 and 2020 were $2.81 and $3.58, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2021	2020
Weighted-average risk-free interest rate	0.37%	1.27%
Expected term of options (in years)	6.25	6.18
Expected stock price volatility	95.60%	82.00%
Expected dividend yield	0%	0%

As of June 30, 2021, there was $5.5 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.55 years. During the six months ended June 30, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the six months ended June 30, 2021:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2020	173,800	$3.64
Granted	1,018,822	3.59
Vested	(6,800)	5.16
Unvested as of June 30, 2021	1,185,822	$3.58	$6,272,998
Vested and expected to vest as of June 30, 2021	1,180,822	$3.58	$6,246,548

As of June 30, 2021, there was $2.6 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.21 years. The Company expects that 1,180,822 of the unvested restricted stock awards will vest.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of June 30, 2021, the Company’s right-of-use asset, net of amortization, was $678,280.

Other operating lease information as of June 30, 2021:

Weighted-average remaining lease term - operating leases	2.9	years
Weighted-average discount rate - operating leases	2.76%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2021:

June 30,
Year ending:	2021
December 31, 2021	$120,210
December 31, 2022	240,420
December 31, 2023	240,421
December 31, 2024	100,175
Total minimum lease payments	701,226
Less: imputed lease interest	(26,630)
Total lease liabilities	$674,596

Lease expense for the six months ended June 30, 2021 was comprised of the following:

	Six months ended June 30,
	2021	2020
Operating lease expense	$123,367	$128,419
Variable lease expense	31,515	29,348
Total lease expense	$154,882	$157,767

Cash payments related to operating leases were $131,540 and $126,058 for the six months ended June 30, 2021 and 2020, respectively.

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

Our clinical program for Zygel includes clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, ASD and 22q and the reduction of seizures and the treatment of associated symptoms in patients with DEE syndromes. As of August 2021, the Zygel safety database across all clinical studies conducted by us includes data from 909 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated and consistent with previously reported data. Following the positive meeting with the FDA on our development program in ASD, we are evaluating and prioritizing our development options for ASD, 22q and DEE and we expect to provide guidance on the path forward in each of these indications by the end of 2021.

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

Phase 2 BRIGHT Trial (ASD)

In May 2020, we reported positive top-line results of the Phase 2 BRIGHT clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal, and Hyperactivity). The results of the other efficacy assessments were consistent with the results demonstrated in the ABC-C. During the six months ended June 30, 2021, we discussed data supporting the potential efficacy of Zygel in ASD, including the results of our Phase 2 BRIGHT trial, with the FDA to determine the regulatory path forward. The guidance from the FDA included agreement on utilizing the irritability subscale of the ABC-C as the primary endpoint to support an indication for the treatment of irritability in ASD. This is the same primary endpoint utilized in the previously completed BRIGHT open label Phase 2 trial.

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

Operations

We continue to closely monitor the status of the COVID-19 pandemic, including its potential impact on our clinical development plans and timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed, direct to patient drug shipments, and local study-related clinical laboratory collection. Except with respect to our Phase 2 open-label INSPIRE trial, timelines for delivery of top-line results for our clinical trials were not adversely impacted by COVID-19, and we intend to implement similar measures, as necessary, for our planned clinical trials in 2021.

We have never been profitable and have incurred net losses since inception. Our net losses were $17.9 million and $32.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, our accumulated deficit was $220.1 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses. Generally, expenses associated with clinical trials will increase as our clinical trials progress. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We track and record information regarding external research and development expenses for each grant, study or trial that we conduct. We use third-party CROs, CMOs, contractor laboratories and independent contractors in preclinical studies and clinical trials. We recognize the expenses associated with third parties performing these services for us in our preclinical studies and clinical trials based on the percentage of each study completed at the end of each reporting period.

Our Australian subsidiary, Zynerba Pharmaceuticals Pty Ltd, or the Subsidiary, is incorporated in Australia and is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office, or ATO, for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian dollars) during the reimbursable period. We estimate the amount of cash refund we expect to receive related to the Australian research and development tax incentive program and record the incentives when it is probable (1) we will comply with relevant conditions of the program and (2) the incentive will be received.

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

As a result of this finding, we believe the Subsidiary is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, we recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through September 30, 2019. As of June 30, 2021, incentive and tax receivables included $8.9 million related to the AOF. The increase of $0.6 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s assets and liabilities.

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

The following table summarizes research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expenses - before R&D incentive	$5,672,810	$9,863,223	$10,622,323	$17,349,081
Research and development incentive (non-AOF)	(220,862)	(621,077)	(561,365)	(1,224,142)
Research and development expenses (before impact of AOF)	5,451,948	9,242,146	10,060,958	16,124,939
Amounts reserved against AOF refund	—	8,107,695	—	8,107,695
Total research and development expenses	$5,451,948	$17,349,841	$10,060,958	$24,232,634

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2020 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates.” During the six months ended June 30, 2021, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2020 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses

	Three months ended June 30,
	2021	2020
Research and development expenses (before impact of AOF)	$5,451,948	$9,242,146
Amounts reserved against AOF refund	—	8,107,695
Total research and development expenses	$5,451,948	$17,349,841

Excluding the $8.1 million increase in research and development expenses for the amounts reserved against the AOF receivable during the three months ended June 30, 2020, research and development expenses decreased by $3.8 million, or 41%, to $5.5 million for the three months ended June 30, 2021 from $9.2 million for the three months ended June 30, 2020. The decrease was primarily related to decreased clinical trial and manufacturing costs associated with our Zygel program following the conclusion of our CONNECT-FX and BRIGHT clinical trials; partially offset by an increase in stock-based compensation expenses and a reduction in the non-AOF Australian research and development incentive.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2%, to $4.4 million for the three months ended June 30, 2021 from $4.5 million for the three months ended June 30, 2020. The decrease was primarily related to decreases in pre-commercialization expense for Zygel and a decrease in legal expenses partially offset by an increase in directors and officers liability insurance and an increase in proxy solicitation costs related to our annual meeting.

Other Income (Expense)

During the three months ended June 30, 2021 and 2020, we recognized $5,943 and $26,601, respectively, in interest income. The decrease in interest income was related to lower average interest rates earned on our investments. During the three months ended June 30, 2021 and 2020, we recognized a foreign currency loss of $0.1 million and a foreign currency gain of $1.5 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses

	Six months ended June 30,
	2021	2020
Research and development expenses (before impact of AOF)	$10,060,958	$16,124,939
Amounts reserved against AOF refund	—	8,107,695
Total research and development expenses	$10,060,958	$24,232,634

Excluding the $8.1 million increase in research and development expenses for the amounts reserved against the AOF receivable during the six months ended June 30, 2020, research and development expenses decreased by $6.1 million, or 38%, to $10.1 million for the six months ended June 30, 2021 from $16.1 million for the six months ended June 30, 2020. The decrease was primarily related to decreased clinical trial and manufacturing costs associated with our Zygel program following the conclusion of our CONNECT-FX and BRIGHT clinical trials; partially offset by an increase in stock-based compensation expenses and a reduction in the non-AOF Australian research and development incentive.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 9%, to $7.7 million for the six months ended June 30, 2021 from $8.4 million for the six months ended June 30, 2020. The decrease was primarily related to decreases in pre-commercialization expense for Zygel, decreased employee-related costs and a decrease in legal expenses partially offset by an increase in directors and officers liability insurance and an increase in proxy solicitation costs related to our annual meeting.

Other Income (Expense)

During the six months ended June 30, 2021 and 2020, we recognized $11,576 and $0.2 million, respectively, in interest income. The decrease in interest income was related to lower average interest rates earned on our investments. During the six months ended June 30, 2021 and 2020, we recognized foreign currency losses of $0.2 million and $0.3 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the issuance and sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offering) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents of $85.8 million. Our working capital was $86.4 million as of June 30, 2021.

Management believes that cash and cash equivalents as of June 30, 2021 are sufficient to fund operations and capital requirements well into the first half of 2024. The economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Equity Financings

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of August 5, 2021, there have been no sales of common stock under the 2021 Sales Agreement.

In August 2019, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2019 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which we sold $75.0 million of our common stock. In the first quarter of 2021, we have sold and issued 10,244,326 shares of our common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In the first quarter of 2020, we sold and issued 356,000 shares of our common stock in the open market at a weighted-average selling price of $5.10 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million. In 2020, we sold and issued 6,596,873 shares of our common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. The last sale under the 2019 Sales Agreement was made on February 9, 2021. From August 2019 through February 9, 2021, we received cumulative gross proceeds of $75.0 million from shares sold in the open market under the 2019 Sales Agreement, which was terminated pursuant to its terms.

Debt

We had no debt outstanding as of June 30, 2021 or December 31, 2020.

Future Capital Requirements

During the six months ended June 30, 2021, net cash used in operating activities was $15.6 million, and our accumulated deficit as of June 30, 2021 was $220.1 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(15,576,797)	$(21,658,854)
Investing activities	(47,570)	(360,838)
Financing activities	42,247,891	28,962,490
Net increase in cash and cash equivalents	$26,623,524	$6,942,798

Operating Activities

For the six months ended June 30, 2021, cash used in operating activities was $15.6 million compared to $21.7 million for the six months ended June 30, 2020. The decrease from the comparable 2020 period was primarily the result of decreased research and development expenses related to clinical trial costs of our Zygel program and decreased general and administrative expenses.

Excluding any cash that may be received from the July 2019 AOF application, we expect cash used in operating activities to decrease in 2021 as compared to 2020, as we concluded our pivotal CONNECT-FX clinical trial and our BRIGHT clinical trial during 2020. We expect to initiate the RECONNECT pivotal trial in FXS during the third quarter of 2021.

Investing Activities

For the six months ended June 30, 2021 and 2020, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement. Cash provided by financing activities for the six months ended June 30, 2020 consisted of $29.0 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of June 30, 2021, we had cash and cash equivalents of $85.8 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s motion to dismiss the plaintiffs’ complaint was denied on November 25, 2020. The Company and the individual defendants reached an agreement to settle this action, which was subject to the preliminary and final approval of the court. On May 12, 2021, the court issued an order providing for preliminary approval of the proposed settlement of claims asserted in the Shareholder Class Action (the “Preliminary Approval Order”), subject to final approval following a settlement hearing before the court, currently scheduled for August 31, 2021. Pursuant to the Preliminary Approval Order, during the three months ending June 30, 2021, the Company and its insurance carrier deposited their respective share of the agreed upon settlement amount into a settlement fund escrow account pending final approval of the settlement by the court.

The Company and the individual defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the Shareholder Class Action and make no admission of liability or any form of wrongdoing.

Derivative Action

On April 24, 2020, a stockholder derivative complaint, captioned Philip Quartararo v. Armando Anido, et al., was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its Chief Financial Officer, James E. Fickenscher. (the “Quartararo Action”) in the United States District Court for the District of Delaware.

On December 4, 2020 a stockholder derivative complaint, captioned Dmitry Itkis, derivatively on behalf of Zynerba Pharmaceuticals, Inc. v. Armando Anido, et al. was filed against the Company, its current and former directors (Armando Anido, John P. Butler, Warren D. Cooper, William J. Federici, Thomas L. Harrison, Daniel L. Kisner, Kenneth I. Moch, and Pamela Stephenson), and its Chief Financial Officer, James E. Fickenscher. (the ‘Itkis Action”) in the United States District Court for the District of Delaware. The Quartararo Action and the Itkis action were consolidated in the shareholder derivative action, captioned In Re Zynerba Pharmaceuticals, Inc. Derivative Litigation (the “Derivative Action”) pending in the United States District Court for the District of Delaware. The consolidated complaint generally alleges breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Exchange Act in connection with the Company’s disclosures around the BELIEVE I clinical trial. The Company and the individual defendants reached an agreement in principle to settle the Derivative Action (the “Stipulation of Settlement”) which was subject to the preliminary and final approval of the court. On May 12, 2021, the court issued an order providing for preliminary approval of the Stipulation of Settlement. On July 15, 2021, following a settlement hearing, the Court issued a final order and judgment (the “Final Order”), pursuant to which the court fully and finally approved the settlement set forth in the Stipulation of Settlement and dismissed the Derivative Action with prejudice. In accordance with the terms of the Stipulation of Settlement, the Company has undertaken to institute specified governance enhancements. Under their terms, the Final Order and the Stipulation of Settlement may not be deemed to be evidence or an admission of liability, fault, breach of duty or wrongdoing on the part of the Company. Attorneys’ fees and service awards, granted in the Final Order to plaintiffs’ counsel and their clients, respectively, will be paid by the Company’s insurance carrier under the terms of their insurance policy.

220 Action

On March 15, 2021, stockholder Roland Davies filed a complaint pursuant to 8 Del. C. § 220 (“§220”) in the Court of Chancery of the State of Delaware seeking to inspect and make copies and extracts of certain books and records of the Company based on claims set forth in the Shareholder Class Action and the Derivative Action (the “220 Action”).

The Company and the individual defendants recently reached an agreement to settle the 220 Action (the “220 Settlement Agreement”), pursuant to which the matter has been dismissed with prejudice by the court. The Company and the individual defendants have denied, and continue to deny, that they committed any violations of law or breaches of duty as alleged in the 220 Action and make no admission of liability or any form of wrongdoing. Under its terms, the 220 Settlement Agreement may not be deemed to be evidence or an admission of liability, fault, breach of duty or wrongdoing on the part of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated By-laws of Zynerba Pharmaceuticals, Inc., as amended.
10.1

Controlled Equity Offering SM Sales Agreement, dated May 11, 2021, by and among the registrant, Cantor Fitzgerald & Co., Canaccord Genuity LLC, H.C. Wainwright & Co., LLC, and Ladenburg Thalmann & Co. Inc. Incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-37526) filed on May 12, 2021.

10.2	Form of Restricted Stock Grant Agreement under Amended and Restated 2014 Omnibus Incentive Compensation Plan.
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

ZYNERBA PHARMACEUTICALS, INC.

Date: August 9, 2021	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)