Form 10-K
period 2021-12-31
Zynerba Pharmaceuticals, Inc.
filed 2022-03-01
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, was approximately $190.6 million, based upon the closing price of $5.29 on the Nasdaq Global Market reported for June 30, 2021. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of February 22, 2022, the registrant had 42,447,037 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement on Schedule 14A for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

RISK FACTOR SUMMARY

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

Risks Related to Our Financial Position and Capital Needs

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We currently have no commercial revenue and may never become profitable.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.
●	We receive Australian government research and development income tax incentive refunds. If our research and development expenditures are not deemed to be eligible for the refund, proposed modifications to the tax incentive program are enacted, or the tax incentive program is discontinued by the Australian government, it could have a negative effect on our future cash flows and the funding of future research and development projects.

Risks Related to our Business

●	We are largely dependent on the success of our product candidates, which are still in clinical development, and will require significant capital resources and years of clinical development effort.
●	Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in our planned clinical trials.
●	Failures or delays in our clinical trials of Zygel could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	We intend to expend our limited resources to pursue Zygel for certain indications and may fail to capitalize on other product candidates or other indications for Zygel that may be more profitable or for which there is a greater likelihood of success.
●	Business interruptions, including any interruptions resulting from COVID-19, could cause a disruption of our operations and may materially and adversely affect our business and financial conditions.
●	Even if we are able to commercialize Zygel, the product may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.
●	If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to generate revenue.
●	Negative public perception of cannabidiol and Cannabis-related products and misconceptions about the nature of our business may generate public controversy.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We may become subject to securities class action litigation, which can be expensive, divert management attention and, if resolved unfavorably, expose us to significant liabilities.
●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

Risks Related to Government Regulation

●	The regulatory approval processes of the United States Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We have conducted and are conducting clinical trials for Zygel outside the United States and anticipate conducting additional clinical trials for Zygel outside the United States, and the FDA may not accept data from such trials.

●	Zygel may be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.
●	Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.
●	Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, if approved, which could adversely affect our revenue and results of operations.
●	We have been granted orphan drug status by the FDA for the use of cannabidiol for the treatment of FXS and 22q and by the European Commission, or EC, for the use of cannabidiol for the treatment of FXS, but, if approved, we may be unable to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
●	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, or limit the scope of any approved label or market acceptance.
●	Even though Zygel has received Fast Track designation, the FDA may not approve it at all or any sooner than other product candidate that does not have Fast Track designation.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	We rely on third-party manufacturers and suppliers to produce preclinical and clinical supplies and intend to rely on third-party manufacturers for commercial supplies of APIs and final dosage forms for Zygel, if approved.

Risks Related to Our Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may become subject to claims by third parties either asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Risks Related to Ownership of Our Common Stock

●	The market price and trading volume of our stock may be volatile.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if such an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
●	Our sixth amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

General Risks Related to Ownership of Securities

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

PART I

Item 1.     Business

Unless the context indicates otherwise, the terms “Zynerba,” “Zynerba Pharmaceuticals,” “we,” “us,” “our,” “our company” and “our business” refer to Zynerba Pharmaceuticals, Inc.

Company Overview

We are the leader in pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders. We are committed to improving the lives of patients and their families living with severe, chronic health conditions including Fragile X syndrome, or FXS, autism spectrum disorder, or ASD, and 22q11.2 deletion syndrome, or 22q.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol and tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that cannabidiol may have positive effects on treating behavioral symptoms of FXS, ASD and 22q.

We are currently developing Zygel, the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery and manufactured without the presence of THC, which is patent protected through 2030. Five additional patents expiring in 2038 are directed to methods of use relating to Zygel, including methods of treating FXS and ASD.

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

Zygel is being developed as a clear gel with once- or twice-daily dosing and is targeting treatment of behavioral symptoms of FXS, ASD and 22q. We have been granted orphan drug designations from the United States Food and Drug Administration, or FDA, and the European Commission, or the EC, for the use of cannabidiol for the treatment of FXS. We have also been granted orphan drug designation from the FDA for the treatment of 22q. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, ASD and 22q.

* FDA Orphan Drug and Fast Track designation; EU Orphan Drug designation

** FDA Orphan Drug designation

As of February 22, 2022, the Zygel safety database across all clinical studies conducted by us includes data from 916 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

FXS

CONNECT-FX Trial

In June 2020, we announced results of our CONNECT-FX clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. While Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the Aberrant Behavior Checklist – Community FXS, or ABC-CFXS, a pre-planned ad hoc analysis of the most severely impacted patients in the trial, as defined by patients having at least 90% methylation (“highly methylated”) of the impacted FMR1 gene, demonstrated that those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo. We performed a subsequent analysis of the CONNECT-FX population within those patients having 100% or complete methylation of the impacted FMR1 gene, which demonstrated that these completely methylated patients receiving Zygel similarly achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo.

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

RECONNECT is an 18-week trial that is expected to enroll approximately 200 children and adolescents, aged three through 17 years, at approximately 25 clinical sites in the United States, Australia, the United Kingdom and Ireland. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

The primary endpoint for the trial will be the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale in patients who have complete methylation of their FMR1 gene. The ABC-CFXS Social Avoidance subscale is the same primary endpoint used in the CONNECT-FX trial.

Key secondary efficacy endpoints include: (i) the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale in patients who have complete methylation of their FMR1 gene; (ii) the percent of patients with any improvement on the Caregiver Global Impression of Change (CaGI-C) at the end of the treatment period for Social Interactions among patients with complete methylation of the FMR1 gene; (iii) the percent of patients rated as improved on the Clinical Global Impression- Improvement (CGI-I) scale among patients with complete methylation (100%) of the FMR1 gene; and (iv) the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale among all randomized patients (complete and partial methylation of the FMR1 gene).

Top-line results for the RECONNECT trial are expected in the second half of 2023. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial.

ASD

Phase 2 BRIGHT Trial

In May 2020, we reported positive top-line results of our Phase 2 BRIGHT clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each Aberrant Behavior Checklist – Community (ABC-C) subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal and Hyperactivity). The results of the other efficacy assessments were consistent with the results demonstrated in the ABC-C. In September 2021, we reported additional safety and efficacy data from our BRIGHT trial for the 18 patients that continued from week 14 through a longer term, 38-week treatment period, which we refer to as Period 2. In the 18 patients who completed treatment through the 38-week treatment period, statistically significant improvements compared to baseline were sustained in all efficacy measures.

Phase 3 Program

We plan to advance our clinical program in ASD with two Phase 3 trials, the first of which is expected to start in the second half of 2022. We are finalizing the Phase 3 trial protocol and will submit an Investigational New Drug, or IND, application to the FDA prior to commencing the pivotal program. In 2021, we received guidance from the FDA that included an agreement on utilizing the irritability subscale of the ABC-C as the primary endpoint to support an indication for the treatment of irritability in ASD. This is the same endpoint that was utilized in the BRIGHT trial and the same primary endpoint utilized in the pivotal trials for the two existing FDA approved treatments for ASD.

22q

Phase 2 INSPIRE Trial

In May 2019, we initiated our open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. Recruitment into the INSPIRE trial had been delayed due to the impact of COVID-19 and resulting significant travel restrictions in Australia and, in the fourth quarter of 2021, we added an additional U.S. clinical trial site to the INSPIRE trial to assist in the completion of enrollment. In February 2022, we announced that we have completed enrollment of the INSPIRE trial, consisting of 20 patients (ages 4 through 15), and we expect to have top-line data by mid-year 2022. We plan to move forward in 22q as an orphan designated indication, subject to results from the INSPIRE trial and subsequent discussion with the FDA on the regulatory path forward.

Impact of COVID-19

We continue to closely monitor the status of the COVID-19 pandemic, including its potential impact on our clinical development plans, patient recruitment and overall trial timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments, and local study-related clinical laboratory collection.

Cannabidiol Science Overview

The endocannabinoid system includes the endocannabinoids, primarily 2-arachidonoylglycerol, or 2-AG, and anandamide, or AEA, and the cannabinoid receptors CB1 and CB2. The disruption of the endocannabinoid system may play a core role in the underlying pathophysiology of FXS and ASD.

Cannabidiol modulates the endocannabinoid system by inhibiting the metabolism (breakdown) of 2-AG and AEA. This inhibition is thought to result in increased 2-AG and AEA availability, greater CB1 and CB2 activation, reduced excitatory signaling and increased synaptic plasticity. Cannabidiol may restore homeostatic mechanisms in patients with endocannabinoid system dysfunction. The effect of cannabidiol on the endocannabinoid system is the scientific basis for the use of cannabidiol in the treatment of FXS, ASD and 22q. Cannabidiol may also treat the neuropsychiatric symptoms of these conditions due to its activity as an agonist at 5-HT1A and an antagonist at GPR55 receptors.

Clinical and preclinical data suggest that cannabidiol may have positive effects on treating FXS, ASD and 22q. Patients with FXS, ASD and 22q share several of the same behavioral symptoms, which may be treatable with cannabidiol. Clinical data also suggest that cannabidiol has a very high therapeutic index. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. Epidiolex®, a sesame oil liquid formulation of highly concentrated cannabidiol, was approved by the FDA for the treatment of seizures associated with specific epilepsies, Lennox-Gastaut Syndrome, or LGS, and Dravet Syndrome, or DS, in 2018 and Tuberous Sclerosis Complex, or TSC, in 2020. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

Product Candidates

Zygel – Cannabidiol Transdermal Gel

Zygel is the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery (see Figure 1) and manufactured without the presence of THC, and the formulation is patent protected through 2030.

Figure 1 — Chemical structure and transdermal gel delivery of cannabidiol.

Zygel is being developed as a clear gel that is designed to provide consistent, controlled drug delivery with convenient dosing. Because cannabidiol is virtually insoluble in water, we use a patent protected formulation containing ethanol and propylene glycol as solubilizing agents and Transcutol ® HP as a permeation enhancer. All excipients in the gel have been classified as Generally Recognized as Safe, or GRAS, and have been used in transdermal products previously approved by the FDA.

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

Development of Zygel for the Treatment of Behavioral Symptoms of Fragile X Syndrome

FXS Overview

FXS is a rare genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. FXS is the leading known cause of both inherited intellectual disability and ASD. Patients with FXS may exhibit autism-like symptoms including anxiety, social impairment and social avoidance (seeks isolation from others, does not want to be with other children and avoids all types of new social engagements) and restricted/repetitive behaviors. Currently, there are no known cures or approved therapies indicated for the treatment of FXS or its symptoms. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness. Based on the 2020 U.S. Census and the National Fragile X Foundation, or NFXF, FXS prevalence is estimated at approximately 78,000 patients in the United States. According to the NFXF, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups. We believe that approximately 60% of all patients with FXS have a completely methylated FMR1 gene.

We believe Zygel may provide an effective treatment for patients with FXS that have a completely methylated FMR1 gene based on its capacity to interact with the endocannabinoid system, which is compromised in patients with FXS. The endocannabinoid system facilitates synaptic homeostasis and plasticity resulting in feedback inhibition of neuronal signaling. Endocannabinoid system-mediated feedback inhibition and synaptic plasticity are thought to be disrupted in FXS due to absence of FMRP when the FRM1 gene is completely methylated. Cannabidiol may help restore synaptic homeostasis in FXS. This modulation is the scientific basis for the use of cannabidiol in the treatment of FXS. We anticipate Zygel may be used as first line therapy to treat patients suffering from behavioral symptoms of FXS.

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

Results from the ABC-CFXS at week 12 are summarized as follows:

We evaluated multiple other secondary endpoints including CGI-I, the Pediatric Anxiety Rating Scale, or PARS-R, Visual Analog Scales for Anxiety, Hyperactivity and Tantrum/Mood Lability, the Vineland Adaptive Behavior III, a Quality of Sleep measurement and the Pediatric Quality of Life, or PedsQL™. The results of the ABC-CFXS and other secondary endpoints reinforce the results demonstrated in the ADAMS.

Zygel was shown to be well tolerated, and the safety profile was consistent with data from earlier clinical trials and our other Phase 2 clinical trials for Zygel. All adverse events were considered mild to moderate and no serious adverse events were reported. No patient experienced drug-related gastrointestinal, or GI, events during the 12-week treatment period, and no THC was detected in the plasma. Of the 18 patients who completed the study, 13 enrolled in the open-label extension and 10 patients are still being treated with Zygel as of February 21, 2022. These patients have now been on Zygel between 61 and 64 months.

We also collected 24-month open label clinical data from the FAB-C trial regarding the long-term impact of Zygel on emotional and behavioral symptoms of FXS. The statistically significant improvements in the core emotional and behavioral symptoms of FXS versus baseline as measured by the ABC-CFXS were sustained through 24 months of treatment. In the Social Avoidance subscale of the ABC-CFXS, patients completing 24 months of treatment with Zygel experienced a 74% improvement in social avoidance behaviors versus baseline, compared to a 58% improvement at three months of treatment. Both results are statistically significant compared to baseline. Zygel was well tolerated in this study, no serious adverse events were reported and no clinically meaningful trends in vital signs, electrocardiogram, or ECG, or clinical safety laboratories, including liver function tests, were observed.

Results from the ABC-CFXS at 24 months are summarized as follows:

CONNECT-FX

In July 2018, we initiated our CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In June 2020, we announced that Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the ABC-CFXS. Zygel also did not demonstrate statistical significance versus placebo in the three key secondary endpoints, which were the change from baseline to the end of the treatment period in the Irritability subscale score of the ABC-CFXS, the Socially Unresponsive/Lethargic subscale score of the ABC-CFXS and CGI-I.

We performed a pre-planned ad hoc analysis of the most severely impacted patients in the trial as defined by patients having at least 90% methylation, which we refer to as highly methylated, of the impacted FMR1 gene, which accounted for 80% of the patients enrolled in the CONNECT-FX trial. This analysis demonstrated those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement compared to placebo (p=0.020) in the Social Avoidance subscale of the ABC-CFXS at 12 weeks of treatment, and the results of the Caregiver Global Impression – Change survey for these patients also showed a broad shift toward global improvement from baseline to week 12 for highly methylated patients with three of the four behavioral domains (social avoidance and isolation, irritable and disruptive behaviors, and social interactions) showing a statistically significant change in favor of patients on Zygel and the fourth domain (overall behavior) trending toward significance.

Following completion of the CONNECT-FX trial, we performed a subsequent analysis of the CONNECT-FX population within those patients having 100% methylation, which we refer to as completely methylated, of the impacted FMR1 gene to evaluate the effect of Zygel versus placebo within this patient population. The completely methylated patients participating in CONNECT-FX consisted of 137 of 212 (65%) in the intent to treat population, with one patient excluded from the efficacy analysis due to lack of a post-baseline efficacy measure. The analysis demonstrated that these completely methylated patients receiving Zygel similarly achieved statistical significance in the primary endpoint of improvement compared to placebo (p=0.027) in the Social Avoidance subscale of the ABC-CFXS at 12 weeks of treatment.

The data collected from the CONNECT-FX trial in patients with a completely methylated FMR1 gene across the primary and key secondary endpoints used in the CONNECT-FX trial can be summarized in the following chart:

Consistent Improvements Observed with Zygel vs. Placebo

ABC-C_{FXS} Social Avoidance subscale

40% median percent improvement in socially avoidant behaviors (p=0.027*)

Primary endpoint
Caregiver reported behavioral change
Clinically meaningful improvements in behavior
Clinician reported improvements in behavior

Caregiver Global Impression of Change

Any Improvement
Zygel vs placebo

Social interaction
63% vs 37% (p=0.005*)

Irritable/Disruptive Behaviors
54% vs 33% (p=0.027*)

Social Avoidance/Isolation
58% vs 46% (p=0.195)

Overall behavior
61% vs 46% (p=0.100)

Clinically meaningful improvement on drug

Significantly more pts achieved a clinically meaningful change
Zygel vs placebo

Social Avoidance (≥ 3 points)
56% vs 37% (p=0.030*)

Irritability (≥ 9 points)
37% vs 26% (p=0.232)

Clinical Global Impression of Improvement (anchored)**

Any Improvement
Zygel vs placebo
50% vs 36%
(p=0.128)

* Statistically significant
** Not specific to Social Avoidance

Ad hoc analysis of 136 patients with complete methylation in efficacy population

Based on what we learned from the CONNECT-FX trial and discussions with the FDA, we have modified certain aspects of the CONNECT-FX trial design into the trial design for our confirmatory Phase 3 clinical trial in FXS, which we refer to as our RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Fragile X Syndrome) clinical trial. These modifications include assessing the primary efficacy outcomes for patients with complete methylation of the FMR1 gene, extending the length of the trial from 14 to 18 weeks, adding a third weight-based dose for the heaviest patients in the trial and making the trial more patient-friendly through virtual visits, fewer assessments being administered and reduced frequency of lab and ECG tests.

RECONNECT

In September 2021, we initiated our RECONNECT trial, a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial is designed to confirm the positive results observed in the pre-planned, ad hoc analysis of the highly methylated patients and the subsequent analysis of completely methylated patients who participated in our CONNECT-FX trial.

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

The primary endpoint for the trial will be the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale in patients who have complete methylation of their FMR1 gene. Change from baseline in the ABC-CFXS Social Avoidance subscale is the same primary endpoint used in the CONNECT-FX trial.

Key secondary efficacy endpoints include: the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale in patients who have complete methylation of their FMR1 gene; the percent of patients with any improvement on the CaGI-C at the end of the treatment period for Social Interactions among patients with complete methylation of the FMR1 gene; the percent of patients rated as improved on the CGI-I scale among patients with complete methylation (100%) of the FMR1 gene; and the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale among all randomized patients (complete and partial methylation of the FMR1 gene).

Top-line results for the RECONNECT trial are expected in the second-half of 2023. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial, which currently includes patients who participated in our FAB-C and CONNECT-FX trials.

We received written scientific advice from the EMA providing clarity and guidance on the clinical and regulatory requirements for the submission of a Marketing Authorisation Application, or MAA, in the European Union, or EU, for Zygel for the treatment of behavioral symptoms associated with FXS. Based on the EMA’s scientific advice, we believe that the successful completion of the current development program for Zygel in FXS will satisfy the requirements of an MAA in the EU.

Development of Zygel for Treatment of ASD

ASD Overview

ASD is a developmental disability affecting approximately 1.4 million pediatric and adolescent patients between the ages of three and 17 in the U.S. It is a Diagnostic and Statistical Manual of Mental Disorders, or DSM-5, diagnosis, which includes autistic disorder, Asperger’s disorder, or pervasive developmental disorder not otherwise specified. It is characterized by anxiety, repetitive patterns of behavior, impairments in social communication including verbal and non-verbal communication, higher rates of irritability and aggression, and deficits in developing, understanding and maintaining relationships.

Despite high awareness and advocacy efforts, the medical need in ASD is significant and unmet. In the United States, new estimates published in the U.S. Centers for Disease Control and Prevention’s Morbidity and Mortality Weekly Report confirm an increasing trend in the prevalence of ASD, with approximately 1 in 44 eight-year-old children (or approximately 1.4 million children in total, if extrapolated to include children ages 3 to 17 years) identified with ASD. Despite the accelerating rate of diagnosis, only two agents, risperidone and aripiprazole, have been approved by the FDA for the treatment of ASD symptoms. Both of these agents are antipsychotics and carry a significant side effect profile. The annual cost of care associated with ASD in the United States is expected to grow to $461 billion by 2025.

Recent studies suggest that ASD may be associated with a disruption in the endocannabinoid system, which modulates many cellular functions and molecular pathways that are altered in ASD, including GABAergic imbalance, glutamatergic transmission, oxidative stress, immune dysregulation and altered energy metabolism. Altered anandamide (an endocannabinoid) signaling may contribute to ASD-related social and communication impairments. Clinical and anecdotal data show improvement in irritability, social avoidance and anxiety in children receiving treatment with cannabidiol. Exogenous cannabidiol may modulate the endocannabinoid system and improve certain autism-related behaviors.

Phase 2 Clinical Trial

In May 2020, we reported positive top-line results of the Phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) clinical trial, a 14-week, open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. The trial evaluated multiple efficacy assessments, including the ABC-C, Autism Parenting Stress Index, Patient Reported Anxiety Scale – Autism Spectrum Disorder, or PRAS-ASD, Autism Impact Measure, or AIM, Clinical Global Impression – Severity, or CGI-S, and the Clinical Global Impression – Improvement, or CGI-I, scale. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal, and Hyperactivity). Patients receiving Zygel achieved statistically significant caregiver-reported improvements compared to baseline across all subscales of the AIM: Atypical behavior (p<0.001), Communication (p<0.001), Peer Interaction (p<0.001), Repetitive Behavior (p<0.001), and Social Reciprocity (p=0.0053). In addition, statistically significant improvements compared to baseline were observed at week 14 of treatment with Zygel in the Autism Parenting Stress Index (p<0.0001). The results of the other efficacy assessments are consistent with the results demonstrated in the ABC-C.

The data derived from the BRIGHT trial can be summarized as follows:

Statistically Significant Results at Week 14 Compared to Baseline

ABC-C subscales
% improvement

- Irritability: 39.1% (*p*<0.0001*)
- Inappropriate Speech: 42.5% (*p*=0.0002*)
- Stereotypy: 39.1% (*p*<0.0001*)
- Social Withdrawal: 36.4% (*p*<0.0001*)
- Hyperactivity: 35.6% (*p*<0.0001*)

Autism Impact Measure (AIM)
% improvement

- Atypical behavior: 34.1% (*p*<0.001*)
- Communication: 19.7% (*p*<0.001*)
- Peer interaction: 19.8% (*p*<0.001*)
- Repetitive behavior: 32.1% (*p*<0.0001*)
- Social reciprocity: 10.7% (*p*=0.0053*)

Primary efficacy objective
Autism symptom frequency and impact
Parental stress
Qualitative caregiver assessments
Severity of anxiety

Parent Rated Anxiety Scale for ASD (PRAS-ASD)

Mean improvement of 46%
(*p*<0.0001*)

Autism Parenting Stress Index

Mean improvement of 38.9%
(*p<0.0001**)

Qualitative Caregiver Behavioral Problems Survey
% Improvements

Behavioral: 69% improved
Social: 63% improved
Emotional: 72% improved

* Statistically significant

In September 2021, we reported data from Period 2 of the Phase 2 BRIGHT trial describing tolerability and efficacy of Zygel for the 18 patients that continued through a longer, 38-week treatment period. Eighteen of the 27 patients that completed week 14 demonstrated ≥35% improvement in the ABC-C Irritability subscale at week 14 and were allowed to continue treatment for an additional 24-week period. In these 18 patients who completed treatment through the 38-week treatment period, Zygel showed improvement in all the ABC-C subscale scores (51% to 61% across domains; P<0.0001), as well as improvements in the Parent-Rated Anxiety Scale-ASD score (42%; P<0.0001), the Autism Parenting Stress Index (40%; P<0.0001) and the Autism Impact Measure (19% to 36% across domains; P≤0.0008), relative to baseline. Zygel was well tolerated throughout both treatment periods in this study, no serious adverse events were reported and no clinically meaningful trends in vital signs, ECG or clinical safety laboratories, including liver function tests, were observed.

In 2021, we discussed data supporting the potential efficacy of Zygel in ASD, including the results of the Phase 2 BRIGHT trial, with the FDA. The guidance from the FDA included agreement on utilizing change from baseline in the Irritability subscale of the ABC-C as the primary endpoint to support an indication for the treatment of irritability in ASD. This is the same endpoint utilized in the BRIGHT trial and the same primary endpoint utilized in the pivotal trials for the two existing FDA approved treatments for ASD. We plan to advance our clinical program in ASD with two Phase 3 trials, the first of which is expected to start in the second-half of 2022. We are finalizing the Phase 3 study protocol and will submit an IND application to the FDA prior to commencing the pivotal program.

Development of Zygel for Treatment of 22q11.2 Deletion Syndrome (22q)

22q Overview

22q is the second most common genetic disorder behind Down Syndrome. It is a rare disorder, affecting approximately 83,000 patients in the U.S, which results from a microdeletion occurring on the long arm of chromosome 22 at a location designated q11.2. There are no drugs with an approved indication for the treatment of 22q.

22q is considered a mid-line condition, which is a defect or condition that occurs on the anterior portion of a body, usually in the middle or center of the body, with physical symptoms including characteristic palate abnormalities, heart defects, immune dysfunction and esophageal/GI issues. There are two primary stages of 22q patient management. During infancy, doctors address the acute physical concerns, such as anomalies of heart and palate, with surgery. Once the physical concerns are stabilized, the focus shifts to managing the neuropsychiatric symptoms. Neuropsychiatric illnesses (e.g., anxiety disorders, ASD) and learning disabilities are common in this patient population. The syndrome is associated with increased anxiety, withdrawn behavior and social interaction problems. Early onset of these core neuropsychiatric symptoms may disrupt development and quality of life in these patients and may heighten the risk of later psychotic disorders. Psychoses, like schizophrenia, are common in this population; there is a 25-fold increased risk of developing schizophrenia among people with 22q compared to the lifetime risk in the general population. Early control of anxiety may delay the development of such psychoses.

Cannabidiol may treat the neuropsychiatric symptoms of 22q due to its activity as an agonist at 5HT1A receptors, an antagonist at GPR55 receptors, and a modulator of the endocannabinoid system.

Phase 2 Clinical Trial

In May 2019, we initiated our open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal Cannabidiol Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week, open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. Recruitment into the INSPIRE trial had been delayed due to the impact of COVID-19 and resulting significant travel restrictions in Australia and, in the fourth quarter of 2021, we added an additional U.S. clinical trial site to the INSPIRE trial to assist in the completion of enrollment. In February 2022, we announced that we have completed enrollment of the INSPIRE trial, consisting of 20 patients (ages 4 through 15), and we expect to have top-line data mid-year 2022.

Other Recent Zygel Development Programs

We previously evaluated Zygel targeting the reduction of seizures in patients with a heterogeneous group of rare and ultra-rare epilepsies known as developmental and epileptic encephalopathies, or DEE. This clinical program consisted of our Phase 2 BELIEVE clinical trial, a six-month, open-label, multi-dose clinical trial designed to evaluate the efficacy and safety of Zygel in children and adolescents (ages three through 17 years) with DEE, the results of which were published in the Journal of the American Medical Association (JAMA) Network Open in an article entitled “Safety and tolerability of transdermal cannabidiol gel in children with developmental and epileptic encephalopathies: A nonrandomized controlled trial.” Previous discussions with the FDA regarding the clinical pathway for Zygel in DEE indicated that selecting a specific DEE syndrome would be required for a pediatric indication in epilepsy rather than evaluating improvements in certain seizure types across all DEEs. During 2021, we evaluated individual syndromes and conducted a feasibility study. Based on our research and strategic prioritization, the decision was made to maintain focus on other important neuropsychiatric behavioral conditions and not to pursue further development in DEE at this time.

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

We internally developed our intellectual property related to our product candidates. We have sought, and intend to continue to seek, appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses, by filing patent applications in the United States and selected other countries.

As of February 22, 2022, we own a total of 16 issued U.S. patents and 11 pending U.S. applications. The U.S. patents will expire between 2026 through 2038. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the United States Patent and Trademark Office, or USPTO, under the patent term adjustment laws.

In addition to our U.S. intellectual property, we own 162 corresponding foreign issued patents and 60 corresponding foreign patent applications.

Our Zygel patent portfolio currently consists of seven issued patents in the United States, and five pending United States patent applications. There are seven issued patents in Canada, the United Kingdom and multiple countries in the European Union, and two pending Patent Cooperation Treaty, or PCT, applications. The issued patents claim the permeation enhanced formulation of Zygel and methods of use relating to Zygel, including methods of treating FXS and

ASD. Pending applications include claims directed to methods of treating FXS, ASD and 22q. The issued patents will expire between 2026 and 2038. We anticipate that any patents issued from our pending U.S. applications or pending PCT applications will expire between 2038 and 2041.

The rest of our patent portfolio relates to patents and applications owned by us and directed to other potential indications and product candidates.

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

We selected our contract manufacturers for their specific competencies in manufacturing, product design and materials. FDA regulations require that products be produced under current Good Manufacturing Practices, or cGMPs. Our key suppliers currently meet cGMPs and we believe have sufficient capacities to meet our projected product requirements through early commercialization.

Commercial Operations

Our Vice President of Commercial and Business Development is responsible for pre-commercialization activities, including global market analysis, strategic optimization and value development associated with our product candidates, as well as business development activities as we evaluate partnering options. However, we do not currently have a fully integrated organization for the sales, marketing and distribution of pharmaceutical products. We currently plan to commercialize Zygel in the United States and to enter into collaborations or licensing and co-promotion agreements with third parties for the commercialization of our products in other territories. As we plan to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that Zygel will be approved.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We believe our scientific knowledge, technology, and development capabilities provide us with substantial competitive advantages, but we face potential competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions; governmental agencies; and public and private research institutions. Successfully developed and commercialized product candidates must compete not only with existing therapies, but also with agents that may become available in the future.

We are currently studying Zygel in patients with FXS, ASD and 22q.

FXS

There are no drugs approved for the treatment of FXS or its most common symptoms, although various classes of medications are used off-label for the treatment of behavioral and mental health conditions associated with FXS. Some patients with FXS benefit from medications that treat attention deficit disorders, while others experiencing general anxiety, social anxiety and other chronic conditions may benefit from different types of anti-anxiety medications. Multiple companies are developing compounds for the treatment of FXS, including Confluence Pharmaceuticals, Allos Pharma, Tetra Therapeutics (a subsidiary of Shionogi & Co., Ltd.), Actinogen Medical, Autifony Therapeutics and Healx.

ASD

Two atypical antipsychotic drugs, risperidone and aripiprazole, are approved for the treatment of irritability associated with autistic disorder. Various classes of medications are used off-label for the treatment of behavioral conditions associated with ASD. Early intervention can improve learning, communication and social skills, as well as underlying brain development. Applied behavior analysis, or ABA, and therapies based on its principles are the most researched and commonly used behavioral interventions for autism. Many children affected by autism also benefit from other interventions such as speech and occupational therapy. Multiple other companies are developing therapeutics agents to address autistic disorders, including, Lundbeck and Otsuka Pharmaceuticals and Jazz Pharmaceuticals, who is studying Epidiolex, a sesame oil liquid formulation of highly concentrated plant extracted cannabidiol, in ASD and which is currently approved for the treatment of seizures associated with DS, LGS and TCS in the United States and several other territories around the world.

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

Government Regulation and Product Approval

As a development stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. In addition, labelers of drug products (the entity owing the National Drug Code listed for a product) participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, rebate, and other requirements. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way through the EMA and the EC, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

U.S. Government Regulation

The FDA is the primary body that regulates pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. In particular, while the U.S. Drug Enforcement Agency, or the DEA, has advised that it will not regulate Zygel as a controlled substance due to no detectable amounts of THC in its formulation, in some jurisdictions, cannabidiol may be classified as a controlled substance and is therefore subject to additional regulations by the appropriate regulatory authority. A failure to comply with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions, which could include the imposition of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required to obtain approval for commercialization of a new drug in the United States are lengthy, complex and expensive, and the outcome is far from certain. These steps generally include:

●	completion of preclinical studies, animal studies and formulation studies in compliance with the FDA’s good laboratory practices, or GLP, regulations;

●	submission to the FDA of an IND to support human clinical testing in the United States;

●	approval by an Institutional Review Board, or IRB, before each trial may be initiated;

●	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current Good Clinical Practices, or GCPs, to establish the safety and efficacy of the investigational product candidate for each target indication;

●	submission of an NDA to the FDA;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate; and

●	FDA review and approval of the NDA.

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

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. If the FDA does not place the proposed clinical trial in the IND application on clinical hold within this 30-day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We filed an IND with the FDA for Zygel in FXS in 2018 and we also plan to file an IND with the FDA for Zygel in ASD in 2022 prior to the initiation of our Phase 3 program in ASD in the second-half of 2022.

We plan to submit NDAs for our product candidates to the FDA upon completion of all requisite clinical trials. The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, metabolism, PK and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s safety, PK and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80.

●	Phase 2. Phase 2 clinical trials are conducted to develop initial data regarding the effectiveness of the product candidate in the target disease or condition, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and additional safety risks associated with the product candidate. Phase 2 clinical trials are typically controlled and conducted in a limited patient population, usually involving no more than several hundred participants.

●	Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk profile of the product candidate, and to provide an adequate basis for labeling. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most (though not all) cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to support approval of a drug.

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA, or IRB/ethics committees, or by a company for various reasons. The FDA may issue a “clinical hold,” ordering the temporary or permanent discontinuation of a clinical trial, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, presents an unacceptable risk to the clinical trial patients, or for other reasons. If the FDA issues a clinical hold halting a clinical trial, the agency must notify the IND sponsor of the grounds for the hold. Any identified deficiencies must be resolved before the FDA will lift the hold and allow the clinical trial to begin or resume. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor called a data safety monitoring board, or DSMB, or data monitoring committee, or DMC. A DSMB or DMC may provide recommendations on whether or not a trial may move forward at designated check points, based on access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of product candidates on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with current cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

There are also various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

We have previously conducted clinical trials for Zygel in the United States, Australia and New Zealand, and plan to continue conducting clinical trials in these jurisdictions, along with the United Kingdom and Ireland, and are subject to FDA regulatory requirements as well as the regulatory requirements related to the conduct of clinical trials of the Therapeutic Goods Administration, or TGA, in Australia, the New Zealand Medicines and Medical Device Safety Authority, or Medsafe, in New Zealand, the Medicines and Healthcare Regulatory Agency in the United Kingdom and the Health Products Regulatory Authority in Ireland. We may also decide to conduct clinical trials in additional foreign countries and, would be subject to laws and regulations governing the conduct of such trials in those countries and any other foreign countries where we decide to study Zygel in the future.

New Drug Applications (NDA)

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, pharmacology, manufacturing, controls and proposed packaging and labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. Data from clinical trials conducted outside the United States may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA, where applicable. A description of any studies or data related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known.

In most cases, the NDA must be accompanied by a substantial user fee, currently $3,117,218 for fiscal year 2022. The applicant under an approved new drug application is also subject to an annual program fee, currently $369,413 per product for fiscal year 2022. These fees are typically increased annually. There may be some instances in which the user fee is waived, including in the case of an orphan drug designation, such as with Zygel for FXS and 22q. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has up to 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the application is not sufficiently complete, the FDA may refuse to accept the NDA for filing and request additional information. A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application. If the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most NDAs for standard review product candidates are reviewed within 12 months of submission. The FDA can extend this review to consider certain late-submitted information or information intended to clarify information already provided in the submission. Most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel product candidates that present challenging questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or, if the FDA concludes that an NDA does not meet the regulatory standards for approval, a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from that of the sponsor. Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

Disclosure of Clinical Trial Information

Some countries require sponsors of clinical trials of certain regulated products, including prescription drugs, to register and disclose certain clinical trial information on a public website. For example, in the United States, sponsors are required to register this information on a website maintained by the U.S. National Institutes of Health, or NIH, at www.clinicaltrials.gov. In Australia and New Zealand, sponsors register clinical trial information on a website maintained by the Australian New Zealand Clinical Trials Registry at www.anzctr.org.au. When a clinical trial is registered on these websites, certain information regarding the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial must be posted. Sponsors are also obligated to disclose the results of many of these trials after completion, although under certain circumstances disclosure of the results of these trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

Advertising and Promotion

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, promotion to healthcare practitioners, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA historically has restricted manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or DOJ, or the Office of the Inspector General, or OIG, of the U.S. Department of Health and Human Services, or HHS, as well as state authorities. This enforcement activity could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products, as well as exclusion from participation in federal healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts as other potential penalties. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse and consumer protection laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Other Post-Approval Regulations

After a drug receives regulatory approval, its sponsor is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, as a holder of an approved NDA, a company is required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. cGMP includes requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. In addition, changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before it can be implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a sponsor and any third-party manufacturers that a sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement action, which could result in fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and/or criminal prosecution. Although we periodically monitor the compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

Compliance

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, refusal to accept clinical data from outside the United States, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties and/or criminal prosecution. Third country authorities can impose equivalent penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Controlled Substances

In 2021, we received guidance from the DEA that any pharmaceutically manufactured cannabidiols which do not contain any quantity of THC (or any other controlled substance) would not be classified as a controlled substance. As part of the specifications for Zygel, we require receipt of a Certificate of Analysis from our manufacturers confirming that THC is not detected in the API used in our manufacturing process. This results in Zygel no longer being subject to regulation under the CSA.

While the DEA has advised that Zygel will not be subject to regulation under the CSA, states and foreign regulators could still regulate it as a controlled substance. Individual states in the U.S. may also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution and dispensing requirements, apart from the requirements under the CSA. State Authorities, including Boards of Pharmacy, may choose to regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements (if any), particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition.

We currently use contract manufacturers in the United States and Canada to manufacture the API for Zygel and contract manufacturers in the United Kingdom and Australia to manufacture the drug product. We have previously conducted clinical trials for Zygel in the United States, Australia and New Zealand, and plan to continue conducting clinical trials in these jurisdictions, along with the United Kingdom and Ireland. We may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, depending on the classification of pharmaceutically manufactured cannabidiols like Zygel in those jurisdictions, we may be subject to controlled substance laws and regulations from the TGA in Australia, Health Canada’s Office of Controlled Substances in Canada, Medsafe in New Zealand, the Drugs & Firearms Unit (Home Office) of the National Drug Control System in the United Kingdom, and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future.

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

The Hatch-Waxman Act provides certain periods of regulatory exclusivity. These include: (1) five years of regulatory exclusivity for a drug product that contains a new chemical entity, or NCE, which generally means an active ingredient that contains a novel active moiety; and (2) three years of exclusivity for the approval of an NDA or supplemental NDA that contains data from new clinical investigations that were necessary for approval. Three-year exclusivity prevents the FDA from approving a follow-on product with the same conditions of approval for three years. By contrast, NCE exclusivity prevents the FDA from accepting for review an application for a follow-on product that contains the protected active moiety during the five-year period dating from the product’s approval. However, if the ANDA or 505(b)(2) application contains a Paragraph IV certification, that application may be submitted four years after approval of the listed drug protected by NCE exclusivity. In that case, if timely patent litigation is filed, the regulatory stay will expire seven and a half years after the approval of the RLD, unless it terminates early based on expiration of the patent, a settlement of the patent litigation, or a decision in the litigation favorable to the ANDA or 505(b)(2) applicant.

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

To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a MAA. In the European Union, marketing authorization for a medicinal product can be obtained through a centralized procedure, decentralized procedure, mutual recognition procedure, or the national procedure of an individual EU Member State. In accordance with the centralized procedure, the applicant can submit a single application for marketing authorization to the EMA to be assessed by the Committee of Medicinal Products for Human Use, or CHMP. The agency will provide a positive opinion regarding the application if it meets certain quality, safety and efficacy requirements. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization that permits the marketing of a product in all 27 EU Member States and three of the four European Free Trade Association, or EFTA, States, Iceland, Liechtenstein and Norway. The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health.

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

Data Exclusivity

In the European Union, if a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to an investigational new drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States. If the disease or condition affects more than 200,000 individuals in the United States, orphan drug designation may nevertheless be available if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. After the FDA grants orphan designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In the United States, a drug that has received orphan drug designation is eligible for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. The Orphan Drug Act provides that, if a designated drug is approved for the rare disease or condition for which it was designated, the approved product will be granted seven years of orphan drug exclusivity, which means the FDA generally may not approve any other application for a product containing the same active moiety for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. The application for orphan designation must be submitted to the EMA and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submission of an application for marketing approval. Product candidates that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan product candidates may be smaller, simply because of the smaller patient population. Nonetheless, the same approval standards apply to orphan-designated product candidates as for other drug candidates. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Priority Review, Fast Track, Breakthrough Therapy and Accelerated Approval (United States)

The FDA has programs to expedite submission and consideration of certain drug product candidates that address serious or life-threatening diseases or conditions. An application for a drug will receive priority review designation if it is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review means that the FDA will seek to complete its first-cycle review and take action on the application within six months rather than the customary 10-month standard review period. An applicant may request priority review at the time it submits its application. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, the fast track program is intended to expedite or facilitate the process for reviewing investigational new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives fast track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Product candidates with fast track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product candidates’ development. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. Other FDA programs intended to expedite development and review include accelerated approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit) and breakthrough therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives breakthrough therapy designation, it will be eligible for all of the benefits of fast track designation, as well as for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance. Even if a product candidate qualifies for fast track designation or breakthrough therapy designation, the FDA may later decide that the product candidate no longer meets the conditions for these designations, and/or may determine that the product does not meet the standards for approval.

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of Average Manufacturer Price, or AMP, which could increase the amount of

Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act.

The Affordable Care Act has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act was unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct.  As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2%, and extended it through 2027 unless congressional action is taken, and also increased labeler responsibility for prescription costs in the Medicare Part D coverage gap. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further legislative and regulatory changes under the Affordable Care Act remain possible, although the Biden Administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” The Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing program. As noted above, the 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act.

Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing. These measures have included price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures. In some cases, the measures appeared designed to encourage importation from other countries and bulk purchasing arrangements.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, enacted by the U.S. Congress in 2003, changed the way Medicare covers and pays for pharmaceutical products, including creating the Medicare Part D prescription drug benefit, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. In addition, we will be subject to the rules and regulations issued by CMS from time to time for Medicare Part D, such as the requirement to include drug price increases and lower cost therapeutic alternatives on the Part D Explanation of Benefits that Medicare Part D sends members to inform Medicare beneficiaries about possible ways to lower their out of pocket costs by considering a lower cost medication.

Existing federal law requires pharmaceutical manufacturers to pay rebates to state governments, based on a statutory formula, on covered outpatient drugs reimbursed by the Medicaid program as a condition of having their drugs paid for by Medicaid. Rebate amounts for a product are determined by a statutory formula that is based on prices defined in the statute: AMP, which must be calculated for all products that are covered outpatient drugs under the Medicaid program, and best price, which must be calculated only for those covered outpatient drugs that are a single source drug or innovator multiple source drug, such as biologic products. Manufacturers are required to report AMP and best price for each of their covered outpatient drugs to the government on a regular basis. Additionally, some state Medicaid programs have imposed a requirement for supplemental rebates over and above the formula set forth in federal law, as a condition for coverage. In addition to the Medicaid rebate program, federal law also requires that if a pharmaceutical manufacturer wishes to have its outpatient drugs covered under Medicaid as well as under Medicare Part B, it must sign a “Master Agreement” obligating it to provide a formulaic discount of approximately 24% known as the federal ceiling price, for drugs sold to the U.S. Departments of Defense (including the TRICARE retail pharmacy program), Veterans Affairs, the Public Health Service and the Coast Guard, and also provide discounts through a drug pricing agreement meeting the requirements of Section 340B of the Public Health Service Act, for outpatient drugs sold to certain specified eligible healthcare organizations. The formula for determining the discounted purchase price under the 340B drug pricing program is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above.

Different pricing and reimbursement schemes exist in other countries. In the European Union, each EU Member State can restrict the range of medicinal products for which its national health insurance system provides reimbursement and can control the prices of medicinal products for human use marketed on its territory. As a result, following receipt of marketing authorization in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with the competent pricing authority in the individual EU Member State. The governments of the EU Member States influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some EU Member States operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines but monitor and control company profits. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, we may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly. Although an arrangement’s failure to satisfy an exception or safe harbor does not necessarily mean that the arrangement is illegal, practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

As we conduct clinical trials in Australia, New Zealand, the United Kingdom and Ireland and may in the future conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For example, for our clinical trials in the United Kingdom and Ireland, there are strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting imposed by the General Data Protection Regulation, or GDPR, for jurisdictions in the European Union, and by the Data Protection Act of 2018 for trials conducted in the United Kingdom. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth). We may, otherwise, be subject to additional data protection laws in Australia in the states and territories in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

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

Clinical Advisors

We have established a clinical advisory board and we regularly seek advice and input from these experienced clinical leaders on matters related to our research and development programs. The members of our clinical advisory board consist of experts across a range of key disciplines relevant to our programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs. Our clinical advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our clinical advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. All of our clinical advisors are affiliated with other entities and devote only a small portion of their time to us.

Our current clinical advisors are set forth in the table below:

Name	Title
Ran Barzilay, MD, PhD	Assistant Professor of Psychiatry, University of Pennsylvania Perelman School of Medicine
Elizabeth Berry-Kravis, MD, PhD	Professor of Pediatrics, Neurological Sciences, Biochemistry Rush University Medical Center
Carrie Buchanan, MD, FAAP	Developmental-Behavioral Pediatrician, Center for Translational Research, Greenwood Genetic Center
Geraldine Dawson, PhD	William Cleland Distinguished Professor of Psychiatry and Behavioral Sciences, Director, Duke Center for Autism and Brain Development, Duke University School of Medicine
Craig Erickson, MD

Associate Professor of Psychiatry, Director, Fragile X Research and Treatment Center, Medical Director, P3SW Developmental Disabilities Inpatient Unit, Director of Research, The Kelly O'Leary Center for Autism Spectrum Disorders, Cincinnati Children's Hospital Medical Center

Randi J. Hagerman, MD	Medical Director, UC Davis MIND Institute; Distinguished Professor, Endowed Chair in Fragile X Research, Department of Pediatrics, UC Davis School of Medicine
Helen (Honey) Heussler, MBBS

Associate Professor, University of Queensland, Centre for Clinical Trials in Rare Neurodevelopmental Disorders, Children's Health Queensland, Centre for Child Health Research, University of Queensland, Children’s Health Queensland Hospital and Health Service

John Messenheimer, MD	Consultant, Neurologist/Epileptologist, John Messenheimer PLLC
Steven J. Siegel, MD, PhD	Chair, Department of Psychiatry and Behavioral Sciences, Keck School of Medicine, University of Southern California
Christopher J. Smith, PhD	Chief Science Officer, Southwest Autism Research & Resource Center; Assistant Professor of Medicine, Mount Sinai School of Medicine
Nicole Tartaglia, MD	Associate Professor, Pediatrics-Developmental Pediatrics, University of Colorado Denver School of Medicine/Children’s Hospital of Colorado

Corporate Information

We were incorporated in Delaware in January 2007.

Our primary executive offices are located at 80 W. Lancaster Avenue, Suite 300, Devon, PA 19333 and our telephone number is (484) 581-7505. Our website address is www.zynerba.com. The information contained in, or that can be accessed through, our website is not part of this Report.

Zynerba® is a registered U.S. trademark. All other trademarks, trade names or service marks referred to in this Report are the property of their respective owners.

Employees and Human Capital Resources

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

As of February 28, 2022, we had 28 full-time employees. All of our employees are located in the U.S., with the exception of one employee located in Australia. In addition to our employees, we rely on third parties in the United States and in various parts of the world to conduct our preclinical studies and clinical trials, to provide services, including data management, statistical analysis and electronic compilation related to our development of Zygel, and to supply API and drug product for our clinical trials. We have no collective bargaining agreements with our employees and none are represented by labor unions.

Available information

Our internet website address is http://www.zynerba.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Report. In addition, our SEC filings are available at the SEC’s website at http://www.sec.gov.

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

We are a clinical stage pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2021, 2020 and 2019 were approximately $37.3 million, $51.3 million and $32.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $239.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates if our clinical trials are successful, to seek reimbursement for any approved product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2021, we had approximately $67.8 million in cash and cash equivalents. We believe that cash and cash equivalents as of December 31, 2021 are sufficient to fund operations and capital requirements into the second half of 2023. The progress of Zygel for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	any change in the clinical development plans or target indications for these product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the timing, outcome and impact of potential legal proceedings;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the effect of competing product and market developments;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions;

●	the costs and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Our subsidiary, Zynerba Pharmaceuticals Pty Ltd., is incorporated in Australia where we are currently engaged in research and development activities for Zygel. Our subsidiary is eligible to participate in the Australian Federal Government’s Research and Development Tax Incentive program, under which the government provides a cash refund for a portion of eligible research and development expenditures (45% for fiscal years beginning prior to July 1, 2016 and 43.5% for fiscal years beginning on or after July 1, 2016) by small Australian entities, which are defined as Australian entities with less than $20 million (Australian) in revenue, having a tax loss.

The Research and Development Tax Incentive refund is offered by the Australian federal government for eligible research and development purposes based on the filing of an annual application. As part of this program, our subsidiary applied for and received cash refunds from the Australian Taxation Office, or the ATO, for a percentage of the research and development costs expended by our subsidiary in Australia. Since the fiscal year ended December 31, 2015, we have been receiving Research and Development Tax Incentive refunds related to research and development expenditures we make.

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

To the extent that some or all of our research and development expenditures are deemed to be “ineligible,” then our refunds may decrease or be eliminated. In addition, the Australian government may in the future modify the requirements of, reduce the amounts of the refunds available under, or discontinue the Research and Development Tax Incentive program. Any such change to our anticipated refunds or change to the Research and Development Tax Incentive program would have a negative effect on our future cash flows.

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

As of December 31, 2021, we had U.S. net operating loss, or NOL, carryforwards of approximately $160.6 million for U.S. federal income tax and state income tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Our NOL carryforwards begin to expire in 2028 if not utilized. A full valuation allowance has been provided against our NOLs as of December 31, 2021. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be.

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

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2021, we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). During 2018, we discontinued research and development studies associated with a previous grant and returned $0.7 million to the grantor in early 2019. Although we are not currently conducting research under any grants, we may be subject to audits by government agencies for previous grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, we may be required to repay funds previously disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

Risks Related to our Business and Industry

We are largely dependent on the success of our product candidates, which are still in clinical development, and will require significant capital resources and years of clinical development effort.

We currently do not have any marketed products. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, and substantial additional clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Australia, the European Union, the United Kingdom, Canada, and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond our existing funds. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA regulatory approval process or are granted a marketing authorization by the European Commission or the other competent authorities in the EU Member States, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, Zygel may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing and Phase 1, Phase 2 and Phase 3 clinical trials of Zygel may not necessarily be predictive of the results from our ongoing clinical trials for Zygel in patients with FXS, ASD and 22q, and any planned or proposed additional clinical trials. For example, the results observed in the pre-planned, ad hoc analysis of highly methylated patients and the subsequent analysis of completely methylated patients who participated in the CONNECT-FX trial may not be indicative of results observed in our confirmatory pivotal RECONNECT trial, and, similarly, the results observed in our BRIGHT trial, including through the 38-week treatment period, may not be indicative of results observed in either planned Phase 3 trial of Zygel for the treatment of irritability in ASD. In addition, our interpretation of clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate or the FDA, EMA or other government regulatory bodies may interpret the clinical data differently. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our ongoing or planned clinical trials of Zygel for the treatment symptoms of FXS, ASD or 22q, the development timeline and regulatory approval and commercialization prospects for Zygel, and, correspondingly, our business and financial prospects, would be materially adversely affected. Given all of these uncertainties, you should not place undue reliance on early data.

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

Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, findings related to safety and efficacy, changing regulatory standards and standards of medical care and other variables. In addition, inconclusive results or results that are not deemed statistically significant may cause delays in clinical development or lead us to reevaluate and redesign our clinical development programs. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

●	clinical sites or investigators deviating from trial protocol, failing to conduct the trial in accordance with applicable regulatory requirements, or dropping out of a trial or failure of third-party clinical trial managers to meet their contractual obligations or deadlines;

●	delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;

●	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on the design of a given trial, or in obtaining authorization to commence a trial;

●	difficulties obtaining IRB, foreign regulatory authority, or ethics committee approval to conduct a clinical trial;

●	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications, or concerns from prospective patients relating to the COVID-19 pandemic;

●	severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

●	where applicable, recordkeeping, reporting or security violations at a clinical trial site, leading state authorities or foreign regulatory authorities to suspend or revoke the site’s controlled substance registration and causing a delay or termination of planned or ongoing clinical trials;

●	delays related to health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic;

●	regulatory concerns with cannabinoid products generally and the potential for abuse of those products;

●	difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest and difficulties having subjects return for post-treatment follow-up;

●	ambiguous or negative interim results; or

●	lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, an IRB, an ethics committee, a data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue due to a number of factors, including, among others:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;

●	inspection of the clinical trial operations or clinical trial sites by the FDA, the EMA or other foreign regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

●	unforeseen safety issues, including any safety issues that may be identified in our ongoing and planned studies and trials;

●	adverse side effects or lack of effectiveness; and

●	changes in government regulations or administrative actions.

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

Because we have limited financial and managerial resources, we are focusing on research programs relating to Zygel for certain indications, which concentrates the risk of product failure in the event Zygel proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying Zygel in patients with FXS, ASD and 22q. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for Zygel that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. Our resource allocation decisions may cause us to fail to capitalize on viable approved commercial products (if any) or profitable market opportunities. Our spending on proprietary research and development programs relating to Zygel may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for Zygel, we may relinquish valuable rights to Zygel through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to Zygel.

Business interruptions, including any interruptions resulting from COVID-19, could cause a disruption of our operations and may materially and adversely affect our business and financial conditions.

All of our employees are located in the U.S., with the exception of one employee located in Australia. In addition to our employees, we rely on third parties in the United States and in various parts of the world to conduct our preclinical studies and clinical trials, to provide services, including data management, statistical analysis and electronic compilation related to our development of Zygel, and to supply API for Zygel and drug product candidates for our clinical trials. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively. In December 2019, a novel strain of the Coronavirus, or COVID-19, emerged in China and has spread to almost every country, including the United States. To date, COVID-19, including in the form of new variants detected by health authorities, continues to spread from time to time in these countries and could materially and adversely impact our operations or those of our third-party partners. We continue to closely monitor the COVID-19 pandemic and the impact of any new COVID-19 variants, including any potential to impact our clinical development plans, patient recruitment and overall trial timelines going forward. In response to COVID-19, for our clinical development programs that were ongoing and/or completed during 2020, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical product candidates during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct to patient drug shipment from investigator sites, and local community study related clinical laboratory collection. We have continued to implement similar measures in our RECONNECT trial, which was initiated in September 2021, and will continue to evaluate them for other planned clinical trials that could be affected by the pandemic in the future. Although we did not experience delays in the delivery of our topline results for our CONNECT-FX and BRIGHT clinical trials, we did experience a delay in patient recruitment into our INSPIRE trial due to significant travel restrictions in Australia in response to the COVID-19 pandemic, leading us to initiate an additional U.S. clinical trial site to help us complete enrollment for the INSPIRE trial.

Moreover, limitations on international travel in the jurisdictions in which we operate may delay key trial activities, including necessary interactions with regulators, ethics committees, and other important agencies and contractors. In addition, we, or our third-party partners, may be faced with limitations in staffing resources that would otherwise be focused on the conduct of clinical trials, the manufacture of clinical supply or performance of other relevant services, and we may face delays in patient recruitment due to sickness or the impact of quarantines or other similar restrictions or guidance on prospective patients.

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

Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates, if approved. Adverse publicity from Cannabis, or misuse or adverse side effects from Cannabis or other cannabinoid products, or confusion of our products with Cannabis, may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

Our product candidates may compete with other FDA approved cannabinoid drugs, including therapies such as Jazz Pharmaceuticals’ Sativex or Epidiolex. Our product candidates may also compete with medicinal and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is support in the United States for further legalization of marijuana at both the state and federal levels. In markets where recreational and/or medicinal marijuana is not legal, our product candidates may compete with marijuana purchased in the illegal drug market. We cannot assess the extent to which patients may utilize marijuana obtained illegally for the treatment of the indications for which we are developing Zygel.

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

We may become subject to securities class action litigation, which can be expensive, divert management attention, and, if resolved unfavorably, expose us to significant liabilities.

We have previously been subject to securities litigation, which is described further in Part II of this Report in “Notes to Consolidated Financial Statements, Note 12. Commitments and Contingencies” and Part I, Item 3—Legal Proceedings. Although we reached a final, court-approved settlement on all pending litigation during 2021, there can be no assurance that we will not become subject to additional litigation in the future that could result in substantial costs and a diversion of management’s resources and attention. In addition, any adverse determination from future litigation could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels, and, as we commence clinical trials in the United Kingdom and Ireland, will be subject to the EU’s General Data Protection Regulation, or GDPR, and the Data Protection Act of 2018 in the United Kingdom. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information.

In addition, our business processes some personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. For example, GDPR, which became effective in May 2018, and the U.K. Data Protection Act of 2018 impose several stringent requirements for controllers and processors of personal data of subjects residing in those jurisdictions, including, but not limited to, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data.

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

This risk is enhanced in certain jurisdictions and, as we expand our operations domestically and internationally, we may become subject to additional laws in other jurisdictions. Any failure, or perceived failure, by us to comply with privacy and data protection laws, rules and regulations, including GDPR, could result in proceedings or actions against us by governmental entities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

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

●	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

●	the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the FDA or EMA may require that we conduct additional clinical trials;

●	the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

●	the CROs and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that Zygel is safe and effective for their proposed indications;

●	the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States or outside the European Union, as applicable, where the standard of care is potentially different from that in the United States or in the European Union, as applicable;

●	if our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a REMS, which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the European Commission may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

●	if the FDA determines that our product candidate has a potential for abuse, it may require us to include a description and analysis of studies or information related to abuse of the drug in the NDA, including, where applicable, a proposal for scheduling under the federal Controlled Substances Act, or CSA, and further require us to perform additional studies;

●	the FDA, European Commission or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or in any jurisdiction where the API used in the manufacturing of Zygel would be deemed a controlled substance, the applicable regulatory agency may impose quotas to limit the quantities of API available to our manufacturers; or

●	the FDA, European Commission or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

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

For Zygel, we have reported results from clinical trials which were conducted in Australia and New Zealand. We also have ongoing clinical trials in Australia, New Zealand, the United Kingdom and Ireland. We anticipate that we will conduct additional clinical trials for Zygel in countries outside the United States, subject to applicable regulatory approval. We plan to submit NDAs for Zygel to the FDA upon completion of all requisite clinical trials. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan.

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

If we obtain regulatory approval for Zygel, such approval would be subject to extensive ongoing requirements by the FDA, EMA and other foreign regulatory authorities, including requirements related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any approved product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, in some jurisdictions, initiate a change in the drug’s controlled substance schedule, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, impose a recall or seek to withdraw marketing approval altogether.

In addition, manufacturers of any approved therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with cGMP. Further, manufacturers of controlled substances must obtain and maintain any necessary state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with any state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

Zygel may be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our product candidates and failure to comply with these laws and regulations may adversely affect the results of our business operations.

In 2021, we received guidance from the DEA that any pharmaceutically manufactured cannabidiols which do not contain any quantity of THC (or any other controlled substance) would not be classified as a controlled substance. As part of the specifications for Zygel, we require receipt of a Certificate of Analysis from our manufacturers confirming that THC is not detected in the API used in our manufacturing process. This results in Zygel no longer being subject to regulation under the federal Controlled Substances Act.

While Zygel will not be regulated by the DEA, states and foreign regulators could still regulate it as a controlled substance. Individual states have established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states.

We currently use contract manufacturers in the United States and Canada to produce the API for Zygel and contract manufacturers in the United Kingdom and Australia to manufacture the drug product candidates for our clinical trials. For Zygel, we have previously conducted clinical trials in Australia, New Zealand and the United States, and plan to continue conducting trials in those jurisdictions, along with trials in the United Kingdom and Ireland. In addition, we may decide to develop, manufacture or commercialize our product candidates in additional countries. As a result, we will be subject to controlled substance laws and regulations from the TGA in Australia, Health Canada’s Office of Controlled Substances in Canada, Medsafe in New Zealand, the Drugs & Firearms Unit (Home Office) of the National Drug Control System in the United Kingdom, and from other regulatory agencies in other countries where we develop, manufacture or commercialize Zygel in the future.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Zygel and the API used to manufacture Zygel may require import and export licenses. In the United States, the FDA and U.S. Customs and Border Protection; in Canada, the Canada Border Services Agency, Health Canada; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Board Protection Service, the TGA, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; in the United Kingdom, the Drugs & Firearms Unit (Home Office) of the National Drug Control System; and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical product candidates that contain controlled substances. Specifically, the import and export process may require the issuance of import and export licenses by the relevant controlled substance authority, based on the applicable regulations in these jurisdictions, in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up or lost in transit, which could cause significant delays and may lead to product candidate batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or Zygel could have a material adverse effect on our business, results of operations and financial condition.

Failure to obtain regulatory approval in jurisdictions outside the United States and the European Union would prevent our product candidates from being marketed in those jurisdictions.

In order to market and sell our product candidates in jurisdictions other than the United States and the European Union, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States and the European Union generally includes all of the risks associated with obtaining FDA approval or the approval from the European Commission but can involve additional testing. We may need to partner with third parties in order to obtain approvals outside the United States and the European Union. In addition, in many jurisdictions worldwide, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in such jurisdiction. We may not obtain approvals from regulatory authorities outside the United States and the European Union on a timely basis, if at all. Even if we were to receive approval in the United States or the European Union, approval by the FDA or the European Commission does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by one regulatory authority outside the United States and the European Union would not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the European Commission. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in other foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could decline.

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

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible, although the Biden administration has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

We have been granted orphan drug status by the FDA for the use of cannabidiol for the treatment of FXS and 22q and by the EC for the use of cannabidiol for the treatment of FXS, but, if approved, we may be unable to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drug candidates for relatively small patient populations as orphan drugs. The FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that, if approved, the cost of developing and making the drug would be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of product candidates that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for product candidates intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that, if approved, sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

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

We may lose orphan drug status if the FDA or EC determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Moreover, orphan drug exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or other foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug candidate nor gives the drug candidate any advantage in the regulatory review or approval process.

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

Even though Zygel has received Fast Track designation, the FDA may not approve it at all or any sooner than other product candidate that does not have Fast Track designation.

We have received Fast Track designation from the FDA for Zygel for the treatment of behavioral symptoms associated with FXS. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe and does not increase the likelihood of approval for a product candidate. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or EMA regulations or similar regulations of other foreign regulatory authorities or to provide accurate information to the FDA, EMA or other foreign regulatory authorities. In addition, misconduct by employees could include intentional failures to comply with certain manufacturing standards, to comply with U.S. federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have implemented, and will enforce, a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity, such as employee training on enforcement of the Code of Business Conduct and Ethics, may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including GCP, which are enforced by regulatory agencies, including the FDA, and guidelines of the Competent Authorities of Member States of the EEA and comparable foreign regulatory authorities to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Commission or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with such requirements. In addition, our clinical trials must be conducted with product candidates produced under cGMP requirements, which mandate, among other things, the methods, facilities and controls used in manufacturing, processing and packaging of a drug product candidate to ensure its safety and identity. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

The manufacturing process for our product candidates is subject to review by the FDA, EMA and other foreign regulatory authorities. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards such as cGMP. In addition, our manufacturers must ensure consistency among batches, including preclinical, clinical and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. Our manufacturers must also ensure that our batches conform to complex release specifications, including, with respect to Zygel, the production of a synthetic cannabidiol containing no detectable quantities of THC. Further, manufacturers of controlled substances must obtain and maintain any necessary state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with any state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation has previously been brought against us and resolved. If new securities class action litigation is brought against us in the future, such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 19.2% of our voting stock as of February 22, 2022. This concentration of ownership could harm the market price of our common stock by:

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

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of February 22, 2022, there were

1,799,008 shares of our common stock available for future grant under our Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended, or 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

Our sixth amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also requires, subject to an exemption for so long as we remain a “smaller reporting company,” an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Our compliance with the applicable rules of Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 attestation, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses. Now that we no longer qualify as an “emerging growth company,” these expenses may continue to increase compared to what we incurred in prior years. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our company headquarters are located in Devon, Pennsylvania, where we occupy 10,877 square feet of office space. In March 2021, we extended our current lease for office space until May 31, 2024.

Item 3.        Legal Proceedings

Information regarding legal and regulatory proceedings is set forth in Note 12 to our consolidated financial statements beginning on page F-1 of this Report, and is incorporated by reference herein. We may also become engaged in legal actions arising in the ordinary course of our business (such as, for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) from time to time and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.        Mine Safety Disclosure

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since August 5, 2015 under the symbol “ZYNE.”

Holders of Common Stock

As of February 22, 2022, there were 60 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6.        Reserved

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly in the section entitled “Risk Factors.”

Overview

Company Overview

We are the leader in pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders. We are committed to improving the lives of patients and their families living with severe, chronic health conditions including Fragile X syndrome, or FXS, autism spectrum disorder, or ASD, and 22q11.2 deletion syndrome, or 22q.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol and tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that cannabidiol may have positive effects on treating behavioral symptoms of FXS, ASD and 22q.

We are currently developing Zygel, the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery and manufactured without the presence of THC, which is patent protected through 2030. Five additional patents expiring in 2038 are directed to methods of use relating to Zygel, including methods of treating FXS and ASD.

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

Zygel is being developed as a clear gel with once- or twice-daily dosing and is targeting treatment of behavioral symptoms of FXS, ASD and 22q. We have been granted orphan drug designations from the United States Food and Drug Administration, or FDA, and the European Commission, or the EC, for the use of cannabidiol for the treatment of FXS. We have also been granted orphan drug designation from the FDA for the treatment of 22q. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, ASD and 22q.

* FDA Orphan Drug and Fast Track designation; EU Orphan Drug designation

** FDA Orphan Drug designation

As of February 22, 2022, the Zygel safety database across all clinical studies conducted by us includes data from 916 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

FXS

CONNECT-FX Trial

In June 2020, we announced results of our CONNECT-FX clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. While Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the Aberrant Behavior Checklist – Community FXS, or ABC-CFXS, a pre-planned ad hoc analysis of the most severely impacted patients in the trial, as defined by patients having at least 90% methylation (“highly methylated”) of the impacted FMR1 gene, demonstrated that those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo. We performed a subsequent analysis of the CONNECT-FX population within those patients having 100% or complete methylation of the impacted FMR1 gene, which demonstrated that these completely methylated patients receiving Zygel similarly achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo.

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

RECONNECT is an 18-week trial that is expected to enroll approximately 200 children and adolescents, aged three through 17 years, at approximately 25 clinical sites in the United States, Australia, the United Kingdom and Ireland. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

The primary endpoint for the trial will be the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale in patients who have complete methylation of their FMR1 gene. The ABC-CFXS Social Avoidance subscale is the same primary endpoint used in the CONNECT-FX trial.

Key secondary efficacy endpoints include: (i) the change from baseline to the end of the treatment period in the ABC-CFXS Irritability subscale in patients who have complete methylation of their FMR1 gene; (ii) the percent of patients with any improvement on the Caregiver Global Impression of Change, or CaGI-C, at the end of the treatment period for Social Interactions among patients with complete methylation of the FMR1 gene; (iii) the percent of patients rated as improved on the Clinical Global Impression- Improvement, or CGI-I, scale among patients with complete methylation (100%) of the FMR1 gene; and (iv) the change from baseline to the end of the treatment period in the ABC-CFXS Social Avoidance subscale among all randomized patients (complete and partial methylation of the FMR1 gene).

Top-line results for the RECONNECT trial are expected in the second half of 2023. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial.

ASD

Phase 2 BRIGHT Trial

In May 2020, we reported positive top-line results of our Phase 2 BRIGHT clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each Aberrant Behavior Checklist – Community, or ABC-C, subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal and Hyperactivity). The results of the other efficacy assessments were consistent with the results demonstrated in the ABC-C. In September 2021, we reported additional safety and efficacy data from our BRIGHT trial for the 18 patients that continued from week 14 through a longer term, 38-week treatment period, which we refer to as Period 2. In the 18 patients who completed treatment through the 38-week treatment period, statistically significant improvements compared to baseline were sustained in all efficacy measures.

Phase 3 Program

We plan to advance our clinical program in ASD with two Phase 3 trials, the first of which is expected to start in the second half of 2022. We are finalizing the Phase 3 trial protocol and will submit an Investigational New Drug application to the FDA prior to commencing the pivotal program. In 2021, we received guidance from the FDA that included an agreement on utilizing the irritability subscale of the ABC-C as the primary endpoint to support an indication for the treatment of irritability in ASD. This is the same endpoint that was utilized in the BRIGHT trial and the same primary endpoint utilized in the pivotal trials for the two existing FDA approved treatments for ASD.

22q

Phase 2 INSPIRE Trial

In May 2019, we initiated our open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. Recruitment into the INSPIRE trial had been delayed due to the impact of COVID-19 and resulting significant travel restrictions in Australia and, in the fourth quarter of 2021, we added an additional U.S. clinical trial site to the INSPIRE trial to assist in the completion of enrollment. In February 2022, we announced that we have completed enrollment of the INSPIRE trial, consisting of 20 patients (ages 4 through 15), and we expect to have top-line data by mid-year 2022. We plan to move forward in 22q as an orphan designated indication, subject to results from the INSPIRE trial and subsequent discussion with the FDA on the regulatory path forward.

Impact of COVID-19

We continue to closely monitor the status of the COVID-19 pandemic, including its potential impact on our clinical development plans, patient recruitment and overall trial timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments and local study-related clinical laboratory collection.

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $37.3 million, $51.3 million and $32.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, our accumulated deficit was $239.5 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Our Australian subsidiary, Zynerba Pharmaceuticals Pty Ltd, or the Subsidiary, is incorporated in Australia and is eligible to participate in an Australian research and development tax incentive program. As part of this program, the Subsidiary is eligible to receive a cash refund from the Australian Taxation Office, or the ATO, for a percentage of the research and development costs expended by the Subsidiary in Australia. The cash refund is available to eligible companies with an annual aggregate revenue of less than $20.0 million (Australian) during the reimbursable period. We estimate the amount of cash refund we expect to receive related to the Australian research and development tax incentive program and record the incentives when it is probable 1) we will comply with relevant conditions of the program and 2) the incentive will be received.

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

As a result of this finding, we believe the Subsidiary is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, we recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of December 31, 2021, incentive and tax receivables included $8.6 million related to the AOF. The increase of $0.3 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s assets and liabilities.

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

The following table summarizes research and development expenses for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
	2021	2020	2019
Research and development expenses - before R&D incentive	$22,454,878	$29,437,551	$31,549,954
Research and development incentive (non-AOF)	(1,030,389)	(1,890,252)	(2,895,896)
Research and development expenses (before impact of AOF)	21,424,489	27,547,299	28,654,058
AOF - cumulative change in estimate for the period 1/1/18 through 12/31/19	—	—	(8,270,009)
Amounts reserved against AOF refund	—	8,107,695	—
Total research and development expenses	$21,424,489	$35,654,994	$20,384,049

We expect research and development expenses to increase in 2022 as compared to 2021 as we continue to conduct our RECONNECT and INSPIRE clinical trials for FXS and 22q, respectively, and initiate our Phase 3 clinical program in ASD in the second-half of 2022. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Income Taxes — As of December 31, 2021, we had $160.6 million of federal operating loss carryforwards and $4.7 million of research tax credit carryforwards available to offset future taxable income and income tax, respectively. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. Operating losses that were generated after December 31, 2017 carryforward indefinitely. At December 31, 2021 and 2020, we concluded that a full valuation allowance is necessary for our deferred tax assets as it is uncertain if the deferred income tax assets associated with our U.S. operations will be realized.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

	Year Ended		Increase
	December 31,		(Decrease)
	2021	2020	$	%
Operating expenses:
Research and development	$21,424,489	$35,654,994	$(14,230,505)	(40)%
General and administrative	15,345,901	16,407,548	(1,061,647)	(6)
Total operating expenses	36,770,390	52,062,542	(15,292,152)	(29)
Loss from operations	(36,770,390)	(52,062,542)	15,292,152	(29)
Other income (expense)	(538,634)	725,711	(1,264,345)	(174)
Net loss	$(37,309,024)	$(51,336,831)	$14,027,807	(27)%

Research and Development Expenses

	Year ended December 31,
	2021	2020
Research and development expenses (before impact of AOF)	$21,424,489	$27,547,299
Amounts reserved against AOF refund	—	8,107,695
Total research and development expenses	$21,424,489	$35,654,994

Excluding the $8.1 million increase in research and development expenses for the amounts reserved against the AOF receivable during the year ended December 31, 2020, research and development expenses decreased by $6.1 million, or 22%, to $21.4 million for the year ended December 31, 2021 from $27.5 million for the year ended December 31, 2020. The decrease was primarily related to decreased clinical trial and manufacturing costs associated with our Zygel program following the conclusion of our CONNECT-FX and BRIGHT clinical trials; partially offset by expenses incurred for the initiation of our RECONNECT trial, an increase in stock-based compensation expenses and a reduction in the non-AOF Australian research and development incentive.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million, or 6%, to $15.3 million for the year ended December 31, 2021 from $16.4 million for the year ended December 31, 2020. The decrease was primarily related to decreases in legal fees and litigation settlement expenses related to our finalized shareholder lawsuit and decreased pre-commercialization expense for Zygel partially offset by an increase in directors’ and officers’ liability insurance and an increase in proxy solicitation costs related to our annual stockholders’ meeting.

Other Income (Expense)

During the years ended December 31, 2021 and 2020, we recognized $21,047 and $0.2 million, respectively, in interest income. The decrease in interest income was primarily related to lower average interest rates earned on our investments. During the year ended December 31, 2021, we recognized a foreign currency loss of $0.6 million and during the year ended December 31, 2020, we recognized a foreign currency gain of $0.5 million. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents of $67.8 million. Our working capital was $70.3 million as of December 31, 2021.

Management believes that cash and cash equivalents as of December 31, 2021 are sufficient to fund operations and capital requirements into the second half of 2023. The economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Equity Financings

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. As of February 28, 2022, there have been no sales of common stock under the 2021 Sales Agreement.

Debt

We had no debt outstanding as of December 31, 2021 or 2020.

Future Capital Requirements

During the year ended December 31, 2021, net cash used in operating activities was $33.5 million, and our accumulated deficit as of December 31, 2021 was $239.5 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we may develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and

●	the timing and outcome of the ATO’s review regarding our eligibility to receive tax credits related to the AOF and the research and development tax incentive program.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(33,457,476)	$(41,314,040)
Investing activities	(47,570)	(445,314)
Financing activities	42,155,859	30,853,299
Net increase (decrease) in cash and cash equivalents	$8,650,813	$(10,906,055)

Operating Activities

For the year ended December 31, 2021, cash used in operating activities was $33.5 million, compared to $41.3 million for the year ended December 31, 2020. The decrease from 2020 was primarily the result of (a) decreased research and development expenses related to clinical trial costs of our Zygel program (b) decreased general and administrative expenses and (c) changes in incentive and tax receivables, prepaid expenses, accounts payable and accrued expenses.

Excluding any cash that may be received from the July 2019 AOF application, we expect cash used in operating activities to increase in 2022 as compared to 2021, as we continue to conduct our RECONNECT and INSPIRE clinical trials for FXS and 22q, respectively, and initiate our Phase 3 clinical program in ASD in the second half of 2022.

Investing Activities

For the years ended December 31, 2021 and 2020, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 consisted primarily of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement. Cash provided by financing activities for the year ended December 31, 2020 consisted of $30.9 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of December 31, 2021, we had cash and cash equivalents of $67.8 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

We have engaged third parties to manufacture our product candidates in Australia, Canada and the United Kingdom and to conduct clinical trials for our product candidates in the United States, Australia and New Zealand. Manufacturing and research costs related to these operations are paid for in a combination of U.S. dollars and local currencies, limiting our foreign currency exchange rate risk, however, our consolidated financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations, or cash flows. If we conduct clinical trials and seek to manufacture a more significant portion of our product candidates outside of the United States in the future, we could incur significant foreign currency exchange rate risk.

Item 8.       Financial Statements and Supplementary Data

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zynerba Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid development expenses and accrued research and development expenses

As discussed in Notes 2, 4 and 6 to the consolidated financial statements, research and development costs are expensed as incurred, which include accrued external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs) that conduct clinical trials and contract manufacturing organizations (CMOs). At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project, considering factors such as the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. The prepaid development expenses and accrued research and development expenses were $0.5 million and $5.1 million, respectively, as of December 31, 2021.

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

Philadelphia, Pennsylvania
March 1, 2022

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$67,808,000	$59,157,187
Incentive and tax receivables	9,580,468	9,042,586
Prepaid expenses and other current assets	2,831,392	5,166,401
Total current assets	80,219,860	73,366,174
Property and equipment, net	385,833	585,403
Right-of-use assets	565,814	105,199
Total assets	$81,171,507	$74,056,776
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,798,813	$2,522,716
Accrued expenses	7,896,598	11,280,843
Lease liabilities	209,068	109,689
Total current liabilities	9,904,479	13,913,248
Lease liabilities, long-term	353,694	—
Total liabilities	10,258,173	13,913,248
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,217,537 shares issued and outstanding at December 31, 2021 and 29,975,264 shares issued and outstanding at December 31, 2020	41,218	29,975
Additional paid-in capital	310,353,595	262,286,008
Accumulated deficit	(239,481,479)	(202,172,455)
Total stockholders' equity	70,913,334	60,143,528
Total liabilities and stockholders' equity	$81,171,507	$74,056,776

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$21,424,489	$35,654,994	20,384,049
General and administrative	15,345,901	16,407,548	13,935,761
Total operating expenses	36,770,390	52,062,542	34,319,810
Loss from operations	(36,770,390)	(52,062,542)	(34,319,810)
Other income (expense):
Interest income	21,047	243,992	1,522,138
Foreign exchange (loss) gain	(559,681)	481,719	(145,911)
Total other income (expense)	(538,634)	725,711	1,376,227
Net loss	$(37,309,024)	$(51,336,831)	$(32,943,583)

Net loss per share basic and diluted	$(0.95)	$(1.90)	$(1.50)
Basic and diluted weighted average shares outstanding	39,259,495	27,022,931	22,000,203

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2020 and 2021

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2018	17,626,873	$17,627	$175,476,075	$(117,892,041)	$57,601,661
Issuance of common stock, net of issuance costs	5,534,935	5,534	45,181,536	—	45,187,070
Issuance of restricted stock	8,600	9	(9)	—	—
Exercise of stock options	40,983	41	189,659	—	189,700
Stock-based compensation expense	—	—	5,561,895	—	5,561,895
Net loss	—	—	—	(32,943,583)	(32,943,583)
Balance at December 31, 2019	23,211,391	23,211	226,409,156	(150,835,624)	75,596,743
Issuance of common stock, net of issuance costs	6,596,873	6,597	30,699,492	—	30,706,089
Issuance of restricted stock	167,000	167	(167)	—	—
Stock-based compensation expense	—	—	5,177,527	—	5,177,527
Net loss	—	—	—	(51,336,831)	(51,336,831)
Balance at December 31, 2020	29,975,264	29,975	262,286,008	(202,172,455)	60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	984,822	985	(985)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	5,810,580	—	5,810,580
Net loss	—	—	—	(37,309,024)	(37,309,024)
Balance at December 31, 2021	41,217,537	$41,218	$310,353,595	$(239,481,479)	$70,913,334

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(37,309,024)	$(51,336,831)	$(32,943,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247,140	207,035	133,879
Stock-based compensation	5,810,580	5,177,527	5,561,895
Changes in operating assets and liabilities:
Incentive and tax receivables	(537,882)	5,571,383	(11,169,349)
Prepaid expenses and other assets	2,472,624	(2,981,094)	1,561,780
Right-of-use assets and liabilities	(7,542)	(3,027)	(5,307)
Accounts payable	(723,903)	(2,145,165)	209,613
Accrued expenses	(3,409,469)	4,196,132	1,833,096
Net cash used in operating activities	(33,457,476)	(41,314,040)	(34,817,976)
Cash flows from investing activities:
Purchases of property and equipment	(47,570)	(445,314)	(129,390)
Net cash used in investing activities	(47,570)	(445,314)	(129,390)
Cash flows from financing activities:
Proceeds from the issuance of common stock	43,193,660	31,707,228	46,907,032
Payment of financing fees and expenses	(1,085,707)	(853,929)	(1,849,897)
Proceeds from the exercise of stock options	47,906	—	189,700
Net cash provided by financing activities	42,155,859	30,853,299	45,246,835
Net increase (decrease) in cash and cash equivalents	8,650,813	(10,906,055)	10,299,469
Cash and cash equivalents at beginning of year	59,157,187	70,063,242	59,763,773
Cash and cash equivalents at end of year	$67,808,000	$59,157,187	$70,063,242

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of year	$42,500	$17,275	$63,570
Property and equipment acquired but unpaid at end of year	$—	$—	$15,600
Reclassification of deferred rent liability to right-of-use assets upon adoption of ASC 842	$—	$—	$12,824
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$—	$—	$325,683

See accompanying notes to consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (collectively, “Zynerba,” the “Company,” or “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for rare and near-rare neuropsychiatric disorders, including Fragile X syndrome, autism spectrum disorder and 22q11.2 deletion syndrome.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $239.5 million as of December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2021 Sales Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of February 28, 2022, there have been no sales of shares of common stock under the 2021 Sales Agreement.

In August 2019, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2019 Sales Agents”), pursuant to which the Company sold $75.0 million of its common stock. In 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. As of February 9, 2021, the Company utilized the entire $75.0 million under the 2019 Sales Agreement.

Management believes that the Company’s cash and cash equivalents as of December 31, 2021 are sufficient to fund operations and capital requirements into the second half of 2023. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current and ongoing volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

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

d. Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2021 and 2020, the Company invested a portion of its cash balances in money market funds that seek to maintain a stable net asset value. These investments have been included as cash equivalents on the consolidated balance sheets.

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

As a result of this finding, the Company believes it is eligible to receive a cash refund from the ATO for qualifying expenditures related to its research and development activities outside of Australia in 2018, 2019 and 2020. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. As of December 31, 2021, incentive and tax receivables included $8.6 million related to the AOF. The increase of $0.3 million was due to unrealized foreign currency gains related to the remeasurement of the Subsidiary’s receivable.

The Company evaluates its eligibility under tax incentive programs as of each balance sheet date based on the most current and relevant data available. If the Company is deemed to be ineligible or unable to receive the Australian research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2021, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended December 31, 2021.

Current incentive and tax receivables consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$3,144,152	$3,425,791
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	2,914,931	3,192,056
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	1,993,038	2,127,005
Research and development incentive (non-AOF) for the period 1/1/21 - 12/31/21	1,226,688	—
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	8,566,843	9,046,058
Goods and services tax	301,659	297,734
Total incentive and tax receivables before reserve for AOF	18,147,311	18,088,644
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	(8,566,843)	(9,046,058)
Total incentive and tax receivables - current assets	$9,580,468	$9,042,586

As of December 31, 2021, the Company’s estimate of the amount of cash refund it expects to receive for 2021, 2020, 2019 and 2018 eligible spending as part of this incentive program and GST was $9.6 million and was recorded as a current asset. In February 2022, the Company received payment from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020 included in the table above.

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

g. Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate an impairment may have occurred. If indicators of an impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2021, 2020 and 2019, the Company determined that there was no impairment of its long-lived assets.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

The following table summarizes research and development expenses for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Research and development expenses - before R&D incentive	$22,454,878	$29,437,551	$31,549,954
Research and development incentive (non-AOF)	(1,030,389)	(1,890,252)	(2,895,896)
Research and development expenses (before impact of AOF)	21,424,489	27,547,299	28,654,058
AOF - cumulative change in estimate for the period 1/1/18 through 12/31/19	—	—	(8,270,009)
Amounts reserved against AOF refund	—	8,107,695	—
Total research and development expenses	$21,424,489	$35,654,994	$20,384,049

i. Stock-Based Compensation

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the requisite service period of the award.

For grants of restricted stock the Company uses the closing price of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the expected volatility of the Company’s common stock, the expected term of the Company’s stock options and the expected dividend yield. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For expected stock price volatility, the Company has historically used comparable public companies, in addition to the Company’s historical volatility, as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option.

j. Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The carrying amount of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets. The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2021 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

k. Net Loss Per Share

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

The following potentially dilutive securities outstanding as of December 31, 2021, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	December 31,
	2021	2020	2019
Stock options	5,224,913	4,546,484	3,988,716
Unvested restricted stock	989,822	173,800	8,600
	6,214,735	4,720,284	3,997,316

l. Foreign Currency

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

m. Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

n. Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on its future results of operations, financial position or cash flow.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair Value Measurement
	Carrying amount	as of December 31, 2021
	as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$67,709,279	$67,709,279	$—	$—
	$67,709,279	$67,709,279	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2020
	as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$59,010,328	$59,010,328	$—	$—
	$59,010,328	$59,010,328	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Prepaid development expenses	$543,897	$866,498
Prepaid insurance	1,952,867	1,639,687
Deferred financing costs	137,615	—
Insurance litigation settlement receivable	—	2,389,250
Other current assets	197,013	270,966
Total prepaid expenses and other current assets	$2,831,392	$5,166,401

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2021	2020
Equipment	2-5	$740,543	$729,489
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,355
Leasehold improvements	various	68,881	68,881
Construction in process		79,342	42,827
Total cost		1,230,441	1,182,871
Less accumulated depreciation		(844,608)	(597,468)
Property and equipment, net		$385,833	$585,403

Depreciation expense was $247,140, $207,035 and $133,879 for the years ended December 31, 2021, 2020 and 2019 respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Accrued compensation	$2,412,291	$1,928,865
Accrued research and development	5,125,010	4,999,881
Accrued litigation settlement expenses	—	4,000,000
Other	359,297	352,097
Total accrued expenses	$7,896,598	$11,280,843

(7) Stockholders’ Equity

Preferred Stock

The Company’s board of directors are authorized to issue up to 10.0 million shares of preferred stock, with any rights, preferences and privileges as it may designate. As of December 31, 2021, no shares of preferred stock were issued.

Common Stock

On May 11, 2021, the Company entered into the 2021 Sales Agreement with the 2021 Sales Agents, pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. As of February 28, 2022, there have been no sales of shares of common stock under the 2021 Sales Agreement.

In August 2019, the Company entered into the 2019 Sales Agreement with the 2019 Sales Agents pursuant to which the Company sold $75.0 million of its common stock. In 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. In 2020, the Company sold and issued 6,596,873 shares of common stock in the open market at a weighted-average selling price of $4.81 per share, for gross proceeds of $31.7 million and net proceeds, after deducting commissions and offering expenses, of $30.7 million. In 2019, the Company sold and issued 13,381 shares of common

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

stock in the open market at a weighted-average selling price of $7.00 per share, for gross and net proceeds of $0.1 million. As of February 9, 2021, the Company utilized the entire $75.0 million under the 2019 Sales Agreement.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2022, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 10,804,869 shares. As of December 31, 2021, 2,366,633 shares were available for future issuance under the 2014 Plan.

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

During 2021, the Company granted 506,911 time-based restricted stock awards to employees with two-year cliff vesting, of which 469,911 restricted stock awards remained outstanding as of December 31, 2021. In addition, during 2021, the Company granted 506,911 performance-based restricted stock awards to employees, of which 469,911 restricted stock awards remained outstanding as of December 31, 2021. Vesting of the performance-based restricted stock awards is dependent on meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met.

Stock-based compensation expense for these performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors. During the year ended December 31, 2021, the performance-based conditions were deemed probable of achievement and the Company has recorded $1.4 million in stock-based compensation expense related to these performance-based grants. As of December 31, 2021, there was $0.3 million of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

During 2020, the Company granted 194,000 restricted stock awards that contain both performance-based and service-based conditions, of which 162,000 restricted stock awards remained outstanding as of December 31, 2020. These awards vest on the earlier of (a) meeting the performance condition or (b) service provided for one-year from the grant date. Awards with both performance and service conditions are being expensed over the service period, with an acceleration of the remaining compensation expense if the performance-based criteria is met before the end of the service condition. During the year ended December 31, 2021, the outstanding 162,000 restricted stock awards became fully vested.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $5,810,580, $5,177,527 and $5,561,895, respectively, in stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants			Restricted stock awards
	2021	2020	2019	2021	2020	2019
Research and development	$1,479,681	$2,053,675	$2,348,205	$1,348,290	$141,213	$23,793
General and administrative	1,696,490	2,922,620	3,189,897	1,286,119	60,019	—
	$3,176,171	$4,976,295	$5,538,102	$2,634,409	$201,232	$23,793

The following table summarizes the Company’s stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2019	3,988,716	$10.83
Granted	840,480	5.09
Forfeited	(282,712)	10.93
Outstanding as of December 31, 2020	4,546,484	9.76
Granted	869,867	3.71
Exercised	(13,125)	3.65
Forfeited	(178,313)	10.69
Outstanding as of December 31, 2021	5,224,913	8.74	6.24	$—
Exercisable as of December 31, 2021	3,762,658	10.46	5.36	$—
Vested and expected to vest as of December 31, 2021	5,224,913	$8.74

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $2.86, $3.58 and $4.22, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Weighted-average risk-free interest rate	0.40%	1.27%	2.36%
Expected term of options (in years)	6.21	6.18	6.16
Expected stock price volatility	95.94%	82.00%	79.85%
Expected dividend yield	0%	0%	0%

As of December 31, 2021, there was $3.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.36 years. During the year ended December 31, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following table summarizes the restricted stock award activity under the 2014 Plan:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2019	8,600	$4.42
Granted	199,000	3.58
Forfeited	(32,000)	3.53
Vested	(1,800)	3.65
Unvested as of December 31, 2020	173,800	3.64
Granted	1,058,822	3.61
Forfeited	(74,000)	3.58
Vested	(168,800)	3.60
Unvested as of December 31, 2021	989,822	$3.62	$2,850,687
Expected to vest as of December 31, 2021	984,822	$3.62	$2,836,287

As of December 31, 2021, there was $1.3 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.48 years.

(9) Operating Lease Obligations

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), Accounting Standards Codification 842 (“ASC 842”) prospectively using the modified-retrospective method and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, and to exclude leases with an initial term of 12 months or less.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of December 31, 2021, the Company’s right-of-use asset, net of amortization, was $565,814.

Other operating lease information as of December 31, 2021:

Weighted-average remaining lease term - operating leases	2.4	years
Weighted-average discount rate - operating leases	2.76%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2021:

December 31,
Year ending:	2021
December 31, 2022	$240,420
December 31, 2023	240,421
December 31, 2024	100,175
Total minimum lease payments	581,016
Less: imputed lease interest	(18,254)
Total lease liabilities	$562,762

Lease expense for the years ended December 31, 2021, 2020 and 2019 was comprised of the following:

	Year ended December 31,
	2021	2020	2019
Operating lease expense	$244,209	$256,837	$241,443
Variable lease expense	60,864	58,697	58,697
Total lease expense	$305,073	$315,534	$300,140

Total cash payments related to leases for the years ended December 31, 2021, 2020 and 2019 were $310,448, $318,561 and $305,477, respectively.

(10) Defined Contribution Retirement Plan

The Company offers a tax-qualified defined contribution retirement plan, which we refer to as our 401(k) plan, to eligible employees, including our current named executive officers. Our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to the limitations imposed by the Internal Revenue Service. The Company may, but is not required to, make discretionary employer matching contributions on behalf of eligible employees under this plan. For the years ending December 31, 2021, 2020 and 2019, the Company provided an employer match of 33% for the first 6% of employee contributions. Employer matching contributions vest immediately. During the years ended December 31, 2021, 2020 and 2019, the Company’s contributions to the plan was $111,258, $111,846 and $107,419, respectively.

(11) Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2021	2020	2019
United States	$(34,729,615)	$(40,407,933)	$(26,052,255)
Foreign	(2,579,409)	(10,928,898)	(6,891,328)
Total	$(37,309,024)	$(51,336,831)	$(32,943,583)

The Company had $160.6 million and $129.7 million of federal net operating loss carryforwards and $4.7 million and $3.7 million of U.S. research tax credit carryforwards as of December 31, 2021 and 2020, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. Federal net operating losses that were generated after December 31, 2017 carryforward indefinitely. The Company has $160.6 million and $129.6 million of state net operating loss carryforwards as of December 31, 2021 and 2020, respectively. The state net operating loss carryforwards begin to expire in 2028. As of December 31, 2021 and 2020, the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

Company had $3.0 million and $16.7 million, respectively, of Australian net operating loss carryforwards, which have an indefinite life.

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

The components of the net deferred income tax asset as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$46,999,701	$42,172,547
Research and development credit carry forwards	4,761,598	3,803,776
Stock-based compensation	8,656,457	7,514,754
Property and equipment	16,839	3,969
Other	703,134	1,019,725
Gross deferred tax assets	61,137,729	54,514,771
Less valuation allowance	(61,137,729)	(54,514,771)
Net deferred tax asset	$—	$—

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, the CARES Act was signed into law, which provided a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law. The changes to the provision in business tax laws include a five-year net operating loss carryback for the 2018, 2019 and 2020 tax years, a deferral of the employer’s portion of the social security tax, and an increase in the interest expense limitation under Section 163(j) from 30% to 50% for the 2019 and 2020 tax years, among other things. The CARES Act did not have a material impact on the Company’s income taxes.

On December 21, 2020, Congress approved the Consolidated Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law on December 27, 2020. The Appropriations Act funded the federal government to the end of the fiscal year and provided further COVID-19 economic relief. Some of the business provisions included in the Appropriations Act were additional Paycheck Protection Program (PPP) loans, clarification of the deductibility of business expenses that were paid for with PPP funds, expansion of the employee retention credit, and temporary full deduction for business expenses for food and beverages provided by a restaurant. The Appropriations Act did not have a material impact on the Company’s income taxes. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $6.6 million and $17.5 million during the years ended December 31, 2021 and 2020, respectively, due primarily to the generation of net operating loss carryforwards during those years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The Company does not have unrecognized tax benefits as of December 31, 2021 and 2020, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2021	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	7.1	6.4	4.2
Foreign tax rate differential	—	—	0.1
Nondeductible research and development expenses	(1.1)	(4.6)	(4.3)
Other permanent differences	(0.8)	0.2	—
Research and development credit benefit	2.6	2.2	1.0
Adjustment of prior years' income taxes	(11.0)	(0.1)	(6.6)
Change in valuation allowance	(17.8)	(25.1)	(15.4)
Effective income tax rate	—%	—%	—%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s U.S. tax returns for the tax years 2011 to 2021 remain open and subject to examination.

(12) Commitments and Contingencies

a.	Leases

The Company is a party to a noncancelable operating lease for office space, under a long-term lease arrangement. As of December 31, 2021, future minimum lease commitment for the Company’s noncancelable lease was $722,867.

b.	Employment Agreements

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

c.	Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal fees are expensed as incurred.

Shareholder Class Action

On October 23, 2019, a putative class action complaint was filed against the Company and certain of its current officers in the United States District Court for the Eastern District of Pennsylvania, with an amended complaint filed on March 9, 2020. This action was purportedly brought on behalf of a putative class of Zynerba investors who purchased the Company’s publicly traded securities between March 11, 2019 and September 17, 2019 (the “Shareholder Class Action”). The complaint alleged that defendants made certain material misstatements and omissions relating to product candidate Zygel (“ZYN002”) in alleged violation of Section 10(b) of the Exchange Act, Rule 10b-5 promulgated

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

thereunder, and Section 20(a) of the Exchange Act. Specifically, plaintiff claimed that defendants made false statements or failed to disclose that: (i) Zygel was proving unsafe and not well-tolerated in the BELIEVE 1 clinical trial; (ii) that the foregoing created a foreseeable, heightened risk that Zynerba would fail to secure the necessary regulatory approvals for commercializing Zygel for the treatment of developmental and epileptic encephalopathies in children and adolescents, and (iii) as a result the Company’s public statements and public filings were materially false and misleading to investors. The Company’s motion to dismiss the plaintiffs’ complaint was denied on November 25, 2020. The Company and the individual defendants reached an agreement to settle this action, which was subject to the preliminary and final approval of the court. On May 12, 2021, the court issued an order providing for preliminary approval of the proposed settlement of claims asserted in the Shareholder Class Action (the “Preliminary Approval Order”), subject to final approval following a settlement hearing before the court.  On September 16, 2021, following a settlement hearing, the court issued a final order and judgment (the “Final Approval Order”), pursuant to which the court fully and finally approved the settlement of claims and dismissed the Shareholder Class Action with prejudice. Under its terms, the Final Approval Order may not be deemed to be evidence or an admission of liability, fault, breach of duty or wrongdoing on the part of the Company. Pursuant to the Final Approval Order, the settlement amount was released from the settlement fund escrow, which was previously established by the Company and its insurance carrier during the three months ending June 30, 2021.

The Company and the individual defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the Shareholder Class Action and make no admission of liability or any form of wrongdoing.

Derivative Action

On April 24, 2020, a stockholder derivative complaint, captioned Philip Quartararo v. Armando Anido, et al., was filed against the Company, its current and former directors who had been in office during pendency of BELIEVE I trial, and its Chief Financial Officer (the “Quartararo Action”) in the United States District Court for the District of Delaware.

On December 4, 2020 a stockholder derivative complaint, captioned Dmitry Itkis, derivatively on behalf of Zynerba Pharmaceuticals, Inc. v. Armando Anido, et al. was filed against the Company, its current and former directors who had been in office during pendency of BELIEVE I trial, and its Chief Financial Officer (the ‘Itkis Action”) in the United States District Court for the District of Delaware. The Quartararo Action and the Itkis action were consolidated in the shareholder derivative action, captioned In Re Zynerba Pharmaceuticals, Inc. Derivative Litigation (the “Derivative Action”) in the United States District Court for the District of Delaware. The consolidated complaint generally alleged breach of fiduciary duty, corporate waste and violations of Section 14 (a) of the Exchange Act in connection with the Company’s disclosures around the BELIEVE I clinical trial. The Company and the individual defendants reached an agreement in principle to settle the Derivative Action (the “Stipulation of Settlement”) which was subject to the preliminary and final approval of the court. On May 12, 2021, the court issued an order providing for preliminary approval of the Stipulation of Settlement. On July 15, 2021, following a settlement hearing, the Court issued a final order and judgment (the “Final Order”), pursuant to which the court fully and finally approved the settlement set forth in the Stipulation of Settlement and dismissed the Derivative Action with prejudice. In accordance with the terms of the Stipulation of Settlement, the Company has undertaken to institute specified governance enhancements. Under their terms, the Final Order and the Stipulation of Settlement may not be deemed to be evidence or an admission of liability, fault, breach of duty or wrongdoing on the part of the Company. Attorneys’ fees and service awards, granted in the Final Order to plaintiffs’ counsel and their clients, respectively, will be paid by the Company’s insurance carrier under the terms of their insurance policy.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement on Schedule 14A for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2022 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	5,074,913		$8.69	2,366,633
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	5,224,913		$8.74	2,366,633

(1)	Reflects option grants that were “inducement grants” as defined in Nasdaq Listing Rule 5635(c)(4).
(2)	Our board of directors has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plan.

Please see Note (8) to our audited financial statements for a description of our Amended and Restated 2014 Omnibus Incentive Compensation Plan.

The other information required by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions,” “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Our Board” in our 2022 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185

The information required by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2022 Proxy Statement.

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

3.2

Amended and Restated By-laws of Zynerba Pharmaceuticals, Inc., as amended. Incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37526) filed on August 9, 2021.

4.1	Form of Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 31, 2015.
4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated herein by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K (File No. 001-37526) filed on March 10, 2021.

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

10.3(A)+	Employment Agreement dated February 14, 2022, by and between the registrant and Albert P. Parker (filed herewith).
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

10.6(A)+

Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(A) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.6(B)+

Form of Amendment to Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(B) to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.6(C)+

Form of Incentive Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(C) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.6(D)+

Form of Nonqualified Stock Option Grant under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.19(D) to the registrant’s Registration Statement on Form S-1 (File No. 333-205355) filed on June 30, 2015.

10.6(E)+

Form of Restricted Stock Grant Agreement under Amended and Restated 2014 Omnibus Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-37526) filed on August 9, 2021.

10.7+

Form of Award Agreement for Inducement Awards. Incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-37526) filed on March 27, 2017.

10.8+	Zynerba Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (filed herewith).
10.9+

Form of Indemnification Agreement for directors and officers. Incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A (File No. 333-205355) filed on July 23, 2015.

10.10

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

10.12

Lease amendment No. 2 dated February 9, 2018, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-37526) filed on March 12, 2018.

10.13

Lease amendment No. 3 dated November 19, 2019, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-37526) filed on March 10, 2021.

10.14

Lease amendment No. 4 dated March 1, 2021, by and between Provco Devon, L.L.C. and the registrant. Incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-37526) filed on March 10, 2021.

10.15

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

Date: March 1, 2022

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Armando Anido	Chairman and Chief Executive Officer	March 1, 2022
Armando Anido	(Principal Executive Officer)

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ John P. Butler John P. Butler	Director	March 1, 2022

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 1, 2022

/s/ William J. Federici William J. Federici	Director	March 1, 2022

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 1, 2022

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 1, 2022

/s/ Pamela Stephenson Pamela Stephenson	Director	March 1, 2022

1