Form 10-Q
period 2022-03-31
Zynerba Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 43,595,959 shares of common stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	that the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions;
●	the extent to which inflation, global instability, including political instability, such as a deterioration in the relationship between the U.S. and China or the conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations and/or our financial condition; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our 2021 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$69,697,865	$67,808,000
Incentive and tax receivables	1,602,831	9,580,468
Prepaid expenses and other current assets	1,930,380	2,831,392
Total current assets	73,231,076	80,219,860
Property and equipment, net	376,745	385,833
Incentive and tax receivables	264,206	—
Right-of-use assets	509,002	565,814
Total assets	$74,381,029	$81,171,507
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,603,834	$1,798,813
Accrued expenses	7,103,959	7,896,598
Lease liabilities	210,512	209,068
Total current liabilities	8,918,305	9,904,479
Lease liabilities, long-term	295,754	353,694
Total liabilities	9,214,059	10,258,173
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,324,097 shares issued and outstanding at March 31, 2022 and 41,217,537 shares issued and outstanding at December 31, 2021	43,324	41,218
Additional paid-in capital	313,095,744	310,353,595
Accumulated deficit	(247,972,098)	(239,481,479)
Total stockholders' equity	65,166,970	70,913,334
Total liabilities and stockholders' equity	$74,381,029	$81,171,507

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,146,605	$4,609,010
General and administrative	3,757,310	3,275,797
Total operating expenses	8,903,915	7,884,807
Loss from operations	(8,903,915)	(7,884,807)
Other income (expense):
Interest income	96,044	5,633
Foreign exchange gain (loss)	317,252	(82,454)
Total other income (expense)	413,296	(76,821)
Net loss	$(8,490,619)	$(7,961,628)

Net loss per share basic and diluted	$(0.21)	$(0.20)
Basic and diluted weighted average shares outstanding	40,304,484	40,065,715

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31, 2022
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	41,217,537	$41,218	$310,353,595	$(239,481,479)	$70,913,334
Issuance of common stock, net of issuance costs	857,060	857	1,582,916	—	1,583,773
Issuance of restricted stock	1,249,500	1,249	(1,249)	—	—
Stock-based compensation expense	—	—	1,160,482	—	1,160,482
Net loss	—	—	—	(8,490,619)	(8,490,619)
Balance at March 31, 2022	43,324,097	$43,324	$313,095,744	$(247,972,098)	$65,166,970

	Three months ended March 31, 2021
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	29,975,264	$29,975	$262,286,008	$(202,172,455)	$60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	1,018,822	1,019	(1,019)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	1,264,837	—	1,264,837
Net loss	—	—	—	(7,961,628)	(7,961,628)
Balance at March 31, 2021	41,251,537	$41,252	$305,807,818	$(210,134,083)	$95,714,987

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,490,619)	$(7,961,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	60,695	61,455
Stock-based compensation	1,160,482	1,264,837
Changes in operating assets and liabilities:
Incentive and tax receivables	7,713,431	(306,038)
Prepaid expenses and other assets	805,897	105,854
Right-of-use assets and liabilities	316	(3,957)
Accounts payable	(256,931)	(859,523)
Accrued expenses	(792,639)	(593,967)
Net cash provided by (used in) operating activities	200,632	(8,292,967)
Cash flows from investing activities:
Purchases of property and equipment	(51,607)	—
Net cash used in investing activities	(51,607)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,789,524	43,193,660
Payment of financing fees and expenses	(48,684)	(975,592)
Proceeds from the exercise of stock options	—	47,906
Net cash provided by financing activities	1,740,840	42,265,974
Net increase in cash and cash equivalents	1,889,865	33,973,007
Cash and cash equivalents at beginning of period	67,808,000	59,157,187
Cash and cash equivalents at end of period	$69,697,865	$93,130,194

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$104,452	$15,000
Property and equipment acquired but unpaid at end of period	$—	$11,055

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $248.0 million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2021 Sales Agents”), pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In the first quarter of 2022, the Company sold and issued 857,060 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $2.09 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. From April 1, 2022 through May 11, 2022, the Company sold and issued 297,362 shares of its common stock in the open market at a weighted average selling price of $2.17 per share, for gross and net proceeds, after deducting commissions and offering expenses, of $0.6 million.

In August 2019, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2019 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2019 Sales Agents”), pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. As of February 9, 2021, the Company had utilized the entire $75.0 million under the 2019 Sales Agreement.

Management believes that the Company’s cash and cash equivalents as of March 31, 2022 are sufficient to fund operations and capital requirements into the second half of 2023. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current and ongoing volatility in the capital markets as a result of, among other factors, the COVID-19 pandemic and geopolitical tensions or the outbreak of hostilities or war. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Report”), filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2022, its results of operations and cash flows for the three months ended March 31, 2022 and 2021. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2021 Annual Report.

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

In December 2018, the Company submitted an Advance Overseas Finding (“AOF”) application to a division of the Australian Government’s Department of Industry, Innovation and Science (“AusIndustry”), for a portion of the Company’s research and development activities incurred outside of Australia, which was approved by AusIndustry in July 2019. During the year ended December 31, 2019, the Company recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. In June 2020, the ATO informed the Company that it may not qualify for the AOF program based on their interpretation of certain eligibility requirements and, during the three months ended June 30, 2020, the Company determined it was no longer probable that the AOF claim would be received and the Company recorded a full reserve against the AOF receivable.

During the three months ended March 31, 2022, the Company concluded its conversations with the ATO on these matters and made the decision to no longer pursue the AOF claim, resulting in the write off of both the AOF receivable and the corresponding reserve during the period. During the three months ended March 31, 2022, the Company received a payment of $8.0 million from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020.

The Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2022, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended March 31, 2022.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current incentive and tax receivables consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$—	$3,144,152
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	—	2,914,931
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	—	1,993,038
Research and development incentive (non-AOF) for the period 1/1/21 - 12/31/21	1,270,293	1,226,688
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	8,566,843
Goods and services tax	332,538	301,659
Total incentive and tax receivables before reserve for AOF	1,602,831	18,147,311
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	(8,566,843)
Total incentive and tax receivables - current assets	$1,602,831	$9,580,468

As of March 31, 2022, the Company’s estimate of the amount of cash refund it expects to receive for 2021 eligible spending as part of this incentive program was $1.3 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive for 2022 eligible spending through March 31, 2022 was $0.3 million and was recorded as a non-current asset.

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

The following table summarizes research and development expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Research and development expenses - before R&D incentive	$5,404,208	$4,949,514
Research and development incentive	(257,603)	(340,504)
Total research and development expenses	$5,146,605	$4,609,010

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2022	2021
Stock options	6,063,038	5,225,538
Unvested restricted stock	2,234,322	1,185,822
	8,297,360	6,411,360

f. Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on its future results of operations, financial position or cash flow.

(3) Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards

Codification (“ASC 820”), Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy that serves to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on unobservable inputs and models that are supported by little or no market activity.

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair Value Measurement
	Carrying amount	as of March 31, 2022
	as of March 31, 2022	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$60,763,307	$60,763,307	$—	$—
	$60,763,307	$60,763,307	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2021
	as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$67,709,279	$67,709,279	$—	$—
	$67,709,279	$67,709,279	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Prepaid development expenses	$520,644	$543,897
Prepaid insurance	1,126,238	1,952,867
Deferred financing costs	42,500	137,615
Other current assets	240,998	197,013
Total prepaid expenses and other current assets	$1,930,380	$2,831,392

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2022	2021
Equipment	2-5	$740,543	$740,543
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,356
Leasehold improvements	various	68,881	68,881
Construction in process		130,949	79,342
Total cost		1,282,048	1,230,441
Less accumulated depreciation		(905,303)	(844,608)
Property and equipment, net		$376,745	$385,833

Depreciation expense was $60,695 and $61,455 for the three months ended March 31, 2022 and 2021 respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accrued compensation	$913,923	$2,412,291
Accrued research and development	5,286,347	5,125,010
Other	903,689	359,297
Total accrued expenses	$7,103,959	$7,896,598

(7) Common Stock

On May 11, 2021, the Company entered into the 2021 Sales Agreement with the 2021 Sales Agents, pursuant to which the Company may sell, from time to time, up to $75.0 million of its common stock. In the first quarter of 2022, the Company sold and issued 857,060 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $2.09 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. From April 1, 2022 through May 11, 2022, the Company sold and issued 297,362 shares of its common stock in the open market at a weighted average selling price of $2.17 per share, for gross and net proceeds, after deducting commissions and offering expenses, of $0.6 million.

In August 2019, the Company entered into the 2019 Sales Agreement with the 2019 Sales Agents pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326 shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. As of February 9, 2021, the Company had utilized the entire $75.0 million under the 2019 Sales Agreement.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2022, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 10,804,869 shares. As of March 31, 2022, 1,779,008 shares were available for future issuance under the 2014 Plan.

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

Stock-based compensation expense for performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met.

During the three months ended March 31, 2021, the Company granted 506,911 time-based restricted stock awards to employees with two-year cliff vesting of which 469,911 restricted stock awards remained outstanding as of March 31, 2022. In addition, during the three months ended March 31, 2021, the Company granted 506,911 performance-based restricted stock awards to employees of which 469,911 restricted stock awards remained outstanding as of March 31, 2022. The performance-based conditions for these performance-based grants were deemed probable of achievement and, as of March 31, 2022, the Company has recorded $1.5 million in stock-based compensation expense related to these grants. As of March 31, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

During the three months ended March 31, 2022, the Company granted 693,000 time-based restricted stock awards to employees and consultants. In addition, during the three months ended March 31, 2022, the Company granted 556,500 performance-based restricted stock awards to employees. As of March 31, 2022, none of the performance-based metrics were deemed probable of achievement.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2022	2021	2022	2021	2022	2021
Research and development	$261,402	$432,930	$268,094	$186,461	$529,496	$619,391
General and administrative	317,424	512,436	313,562	133,010	630,986	645,446
	$578,826	$945,366	$581,656	$319,471	$1,160,482	$1,264,837

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2021	5,224,913	$8.74
Granted	903,750	2.47
Forfeited	(65,625)	12.82
Outstanding as of March 31, 2022	6,063,038	7.76	6.55	$—
Exercisable as of March 31, 2022	3,998,496	9.98	5.30	$—
Vested and expected to vest as of March 31, 2022	6,063,038	$7.76

The weighted-average grant date fair values of options granted during the three months ended March 31, 2022 and 2021 were $1.99 and $2.79, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2022	2021
Weighted-average risk-free interest rate	1.63%	0.36%
Expected term of options (in years)	6.25	6.25
Expected stock price volatility	101.37%	95.60%
Expected dividend yield	0%	0%

As of March 31, 2022, there was $4.9 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.78 years. During the three months ended March 31, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the three months ended March 31, 2022:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2021	989,822	$3.62
Granted	1,249,500	2.42
Vested	(5,000)	4.91
Unvested as of March 31, 2022	2,234,322	$2.95	$4,580,360
Expected to vest as of March 31, 2022	1,672,822	$3.12	$3,429,285

As of March 31, 2022, excluding performance-based restricted stock awards that have not been deemed probable, there was $2.4 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.78 years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Operating Lease Obligations

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), Accounting Standards Codification 842 prospectively using the modified-retrospective method and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, and to exclude leases with an initial term of 12 months or less.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of March 31, 2022, the Company’s right-of-use asset, net of amortization, was $509,002.

Other operating lease information as of March 31, 2022:

Weighted-average remaining lease term - operating leases	2.2	years
Weighted-average discount rate - operating leases	2.76%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2022:

March 31,
Year ending:	2022
December 31, 2022	$180,315
December 31, 2023	240,421
December 31, 2024	100,175
Total minimum lease payments	520,911
Less: imputed lease interest	(14,645)
Total lease liabilities	$506,266

Lease expense for the three months ended March 31, 2022 was comprised of the following:

	Three months ended March 31,
	2022	2021
Operating lease expense	$60,421	$62,946
Variable lease expense	17,602	16,841
Total lease expense	$78,023	$79,787

Total cash payments related to leases were $77,707 and $83,744 for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2021 Annual Report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2021 Annual Report.

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

Zygel is being developed as a clear gel and is targeting treatment of behavioral symptoms of FXS, ASD and 22q. We have received orphan drug designations from the United States Food and Drug Administration, or FDA, for cannabidiol, the active ingredient in Zygel, for the treatment of FXS and 22q. During the first quarter of 2022, we received orphan drug designation from the European Commission for cannabidiol, the active ingredient in Zygel, for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, ASD and 22q.

* FDA Orphan Drug and Fast Track designations; EU Orphan Drug designation

** FDA Orphan Drug designation

As of May 9, 2022, the Zygel safety database across all clinical studies conducted by us includes data from 916 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

FXS

CONNECT-FX Trial

In June 2020, we announced results of our CONNECT-FX clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. While Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the Aberrant Behavior Checklist – Community FXS, or ABC-CFXS, a pre-planned ad hoc analysis of the most severely impacted patients in the trial, as defined by patients having at least 90% methylation (“highly methylated”) of the impacted FMR1 gene, demonstrated that those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo. We performed a subsequent analysis of the CONNECT-FX population within those patients having 100% or complete methylation of the impacted FMR1 gene, which demonstrated that these patients having complete methylation and receiving Zygel similarly achieved statistical significance in the primary endpoint of improvement at 12 weeks of treatment in the Social Avoidance subscale of the ABC-CFXS compared to placebo.

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

22q

Phase 2 INSPIRE Trial

In May 2019, we initiated our open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. Recruitment into the INSPIRE trial had been delayed due to the impact of COVID-19 and resulting significant travel restrictions in Australia and, in the fourth quarter of 2021, we added an additional U.S. clinical trial site to the INSPIRE trial to assist in the completion of enrollment. In February 2022, we announced that we have completed enrollment of the INSPIRE trial, consisting of 20 patients (ages four through 15), and we expect to have top-line data by mid-year 2022. We plan to move forward with 22q as an orphan designated indication, subject to results from the INSPIRE trial and subsequent discussion with the FDA on the regulatory path forward.

Impact of COVID-19

We continue to closely monitor the status of the COVID-19 pandemic, including its potential impact on our clinical development plans, patient recruitment and overall clinical trial timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments and local study-related clinical laboratory collection.

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $8.5 million and $8.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our accumulated deficit was $248.0 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

The following table summarizes research and development expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Research and development expenses - before R&D incentive	$5,404,208	$4,949,514
Research and development incentive	(257,603)	(340,504)
Total research and development expenses	$5,146,605	$4,609,010

We expect research and development expenses to increase for the year ending December 31, 2022 as compared to 2021, as we continue to conduct our RECONNECT and INSPIRE clinical trials for FXS and 22q, respectively, and initiate our Phase 3 clinical program for ASD in the second half of 2022. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2021 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates.” During the three months ended March 31, 2022, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $0.5 million, or 12%, to $5.1 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. The increase was primarily related to increases in manufacturing costs associated with our Zygel program and a reduction in the non-AOF Australian research and development incentive.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 15%, to $3.8 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. The increase was primarily related to higher employee-related costs, including recruiting fees and increased directors’ and officers’ liability insurance costs.

Other Income (Expense)

During the three months ended March 31, 2022 and 2021, we recognized $0.1 million and $5,633, respectively, in interest income. The increase in interest income was primarily related to interest income received from the ATO for the payment of prior year’s non-AOF research and development incentives. During the three months ended March 31, 2022 and 2021, we recognized a foreign currency gain of $0.3 million and a foreign currency loss of $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the issuance and sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offerings) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents of $69.7 million. Our working capital was $64.3 million as of March 31, 2022.

Management believes that cash and cash equivalents as of March 31, 2022 are sufficient to fund operations and capital requirements into the second half of 2023. The economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by global economic conditions and the disruptions to, and volatility in, financial markets in the United States and worldwide resulting from, among other factors, the ongoing COVID-19 pandemic and geopolitical tensions or the outbreak of hostilities or war.

Equity Financings

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which we may sell, from time to time, up to $75.0 million of our common stock. In the first quarter of 2022, we sold and issued 857,060 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $2.09 per share, resulting in gross proceeds of $1.8 million. Net proceeds after deducting commissions and offering expenses were $1.6 million. From April 1, 2022 through May 11, 2022, we sold and issued 297,362 shares of its common stock in the open market at a weighted average selling price of $2.17 per share, for gross and net proceeds, after deducting commissions and offering expenses, of $0.6.

Debt

We had no debt outstanding as of March 31, 2022 or December 31, 2021.

Future Capital Requirements

During the three months ended March 31, 2022, net cash provided by operating activities was $0.2 million, and our accumulated deficit as of March 31, 2022 was $248.0 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we may develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and

●	the timing and outcome of the ATO’s review regarding our eligibility to receive tax credits related to the research and development tax incentive program.

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

If we raise additional funds by issuing equity securities, including through the 2021 Sales Agreement, our stockholders will experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$200,632	$(8,292,967)
Investing activities	(51,607)	—
Financing activities	1,740,840	42,265,974
Net increase in cash and cash equivalents	$1,889,865	$33,973,007

Operating Activities

For the three months ended March 31, 2022, cash provided by operating activities was $0.2 million compared to $8.3 million of cash used in operating activities for the three months ended March 31, 2021. The change from the comparable 2021 period was primarily due to the Company receiving payment of $8.0 million from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020. Our cash flows used in operations may differ substantially from our net loss due to non-cash charges and changes in balance sheet accounts.

Excluding the $8.0 million of cash received from the ATO in 2022, we expect cash used in operating activities to increase for the year ending December 31, 2022 as compared to 2021, as we continue to conduct our RECONNECT and INSPIRE clinical trials for FXS and 22q, respectively, and initiate our Phase 3 clinical program in ASD in the second half of 2022.

Investing Activities

For the three months ended March 31, 2022, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 consisted of $1.7 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement. Cash provided by financing activities for the three months ended March 31, 2021 consisted of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of March 31, 2022, we had cash and cash equivalents of $69.7 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may become engaged in legal actions arising in the ordinary course of our business (such as, for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) from time to time and, while there can be no assurance, we believe that the ultimate outcome of these legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2021 Annual Report under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our 2021 Annual Report. The risks described in our 2021 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)