Form 10-Q
period 2022-06-30
Zynerba Pharmaceuticals, Inc.
filed 2022-08-10
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 8, 2022, the registrant had 45,753,079 shares of common stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	that the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative changes and recently proposed changes regarding the healthcare system, including changes and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions;
●	the extent to which inflation, global instability, including political instability, such as a deterioration in the relationship between the U.S. and China or the conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations and/or our financial condition; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our 2021 Annual Report, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,489,635	$67,808,000
Incentive and tax receivables	1,474,328	9,580,468
Prepaid expenses and other current assets	1,707,738	2,831,392
Total current assets	65,671,701	80,219,860
Property and equipment, net	322,713	385,833
Incentive and tax receivables	560,745	—
Right-of-use assets	451,800	565,814
Total assets	$67,006,959	$81,171,507
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,674,841	$1,798,813
Accrued expenses	7,640,866	7,896,598
Lease liabilities	211,965	209,068
Total current liabilities	9,527,672	9,904,479
Lease liabilities, long-term	237,414	353,694
Total liabilities	9,765,086	10,258,173
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,936,143 shares issued and outstanding at June 30, 2022 and 41,217,537 shares issued and outstanding at December 31, 2021	43,936	41,218
Additional paid-in capital	315,023,041	310,353,595
Accumulated deficit	(257,825,104)	(239,481,479)
Total stockholders' equity	57,241,873	70,913,334
Total liabilities and stockholders' equity	$67,006,959	$81,171,507

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,446,317	$5,451,948	$10,592,922	$10,060,958
General and administrative	3,722,453	4,386,546	7,479,763	7,662,343
Total operating expenses	9,168,770	9,838,494	18,072,685	17,723,301
Loss from operations	(9,168,770)	(9,838,494)	(18,072,685)	(17,723,301)
Other income (expense):
Interest income	91,691	5,943	187,735	11,576
Foreign exchange loss	(775,927)	(117,528)	(458,675)	(199,982)
Total other income (expense)	(684,236)	(111,585)	(270,940)	(188,406)
Net loss	$(9,853,006)	$(9,950,079)	$(18,343,625)	$(17,911,707)

Net loss per share basic and diluted	$(0.24)	$(0.25)	$(0.45)	$(0.47)
Basic and diluted weighted average shares outstanding	41,406,803	40,065,715	40,858,688	38,344,145

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30, 2022
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	41,217,537	$41,218	$310,353,595	$(239,481,479)	$70,913,334
Issuance of common stock, net of issuance costs	857,060	857	1,582,916	—	1,583,773
Issuance of restricted stock	1,249,500	1,249	(1,249)	—	—
Stock-based compensation expense	—	—	1,160,482	—	1,160,482
Net loss	—	—	—	(8,490,619)	(8,490,619)
Balance at March 31, 2022	43,324,097	43,324	313,095,744	(247,972,098)	65,166,970
Issuance of common stock, net of issuance costs	488,892	489	818,877	—	819,366
Issuance of restricted stock	123,154	123	(123)	—	—
Stock-based compensation expense	—	—	1,108,543	—	1,108,543
Net loss	—	—	—	(9,853,006)	(9,853,006)
Balance at June 30, 2022	43,936,143	$43,936	$315,023,041	$(257,825,104)	$57,241,873

	Six months ended June 30, 2021
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2020	29,975,264	$29,975	$262,286,008	$(202,172,455)	$60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	1,018,822	1,019	(1,019)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	1,264,837	—	1,264,837
Net loss	—	—	—	(7,961,628)	(7,961,628)
Balance at March 31, 2021	41,251,537	41,252	305,807,818	(210,134,083)	95,714,987
Stock-based compensation expense	—	—	1,934,349	—	1,934,349
Net loss	—	—	—	(9,950,079)	(9,950,079)
Balance at June 30, 2021	41,251,537	$41,252	$307,742,167	$(220,084,162)	$87,699,257

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,343,625)	$(17,911,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114,727	123,350
Stock-based compensation	2,269,025	3,199,186
Changes in operating assets and liabilities:
Incentive and tax receivables	7,545,395	(416,715)
Prepaid expenses and other assets	1,202,672	3,536,027
Right-of-use assets and liabilities	631	(8,173)
Accounts payable	(199,978)	(794,987)
Accrued expenses	(271,854)	(3,303,778)
Net cash used in operating activities	(7,683,007)	(15,576,797)
Cash flows from investing activities:
Purchases of property and equipment	(51,607)	(47,570)
Net cash used in investing activities	(51,607)	(47,570)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2,657,567	43,193,660
Payment of financing fees and expenses	(241,318)	(993,675)
Proceeds from the exercise of stock options	—	47,906
Net cash provided by financing activities	2,416,249	42,247,891
Net (decrease) increase in cash and cash equivalents	(5,318,365)	26,623,524
Cash and cash equivalents at beginning of period	67,808,000	59,157,187
Cash and cash equivalents at end of period	$62,489,635	$85,780,711

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$134,628	$134,532

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (collectively, “Zynerba,” the “Company,” or “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for orphan neuropsychiatric disorders, including Fragile X syndrome (“FXS”) and chromosome 22q11.2 deletion syndrome (“22q”). We have been granted orphan drug designations from the United States Food and Drug Administration (“FDA”) and the European Commission for the use of cannabidiol for the treatment of FXS. We have also been granted orphan drug designation from the FDA for the treatment of 22q. In addition, we have received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The Company has decided to prioritize its resources on FXS and 22q, both of which have no approved products. While the data from the Company’s autism spectrum disorder (“ASD”) clinical development program to date are compelling, given the difficult financial market, the Company has decided to defer the start of the Phase 3 development program in ASD that was previously planned for the second half of 2022.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $257.8 million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2021 Sales Agents”), pursuant to which, under a prospectus filed by the Company in May 2022, the Company may sell, from time to time, up to $75.0 million of its common stock. In the first half of 2022, the Company sold and issued 1,345,952 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $1.97 per share, resulting in gross proceeds of $2.7 million. Net proceeds after deducting commissions and offering expenses were $2.4 million. From July 1, 2022 through August 8, 2022, the Company sold and issued 1,469,714 shares of its common stock in the open market at a weighted average selling price of $1.19 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million.

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

Management believes that the Company’s cash and cash equivalents as of June 30, 2022 are sufficient to fund operations and capital requirements through the end of 2023 or early 2024, after the expected availability of top line results from its confirmatory pivotal Phase 3 RECONNECT trial of Zygel in patients with FXS. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current and ongoing volatility in the capital markets as a result of, among other factors, the COVID-19 pandemic and geopolitical tensions or the outbreak of hostilities or war. There is no assurance that such financing will be available when needed or on acceptable terms.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2022 its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2021 Annual Report.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2022, incentive and tax receivables included $0.3 million for refundable GST on expenses incurred with Australian vendors during the three months ended June 30, 2022.

Current incentive and tax receivables consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$—	$3,144,152
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	—	2,914,931
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	—	1,993,038
Research and development incentive (non-AOF) for the period 1/1/21 - 12/31/21	1,164,323	1,226,688
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	8,566,843
Goods and services tax	310,005	301,659
Total incentive and tax receivables before reserve for AOF	1,474,328	18,147,311
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	(8,566,843)
Total incentive and tax receivables - current assets	$1,474,328	$9,580,468

As of June 30, 2022, the Company’s estimate of the amount of cash refund it expects to receive for 2021 eligible spending as part of this incentive program was $1.2 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive for 2022 eligible spending through June 30, 2022 was $0.6 million and was recorded as a non-current asset.

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

The following table summarizes research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Research and development expenses - before R&D incentive	$11,176,773	$10,622,323
Research and development incentive	(583,851)	(561,365)
Total research and development expenses	$10,592,922	$10,060,958

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

The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2022	2021
Stock options	6,276,016	5,225,538
Unvested restricted stock	2,307,476	1,185,822
	8,583,492	6,411,360

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Fair Value Measurement
	Carrying amount	as of June 30, 2022
	as of June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$55,414,569	$55,414,569	$—	$—
	$55,414,569	$55,414,569	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2021
	as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$67,709,279	$67,709,279	$—	$—
	$67,709,279	$67,709,279	$—	$—

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Prepaid development expenses	$460,872	$543,897
Prepaid insurance	357,998	1,952,867
Deferred financing costs	216,633	137,615
Other current assets	672,235	197,013
Total prepaid expenses and other current assets	$1,707,738	$2,831,392

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2022	2021
Equipment	2-5	$740,543	$740,543
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,356
Leasehold improvements	various	68,881	68,881
Construction in process		130,949	79,342
Total cost		1,282,048	1,230,441
Less accumulated depreciation		(959,335)	(844,608)
Property and equipment, net		$322,713	$385,833

Depreciation expense was $114,727 and $123,350 for the six months ended June 30, 2022 and 2021 respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accrued compensation	$1,680,865	$2,412,291
Accrued research and development	5,110,143	5,125,010
Other	849,858	359,297
Total accrued expenses	$7,640,866	$7,896,598

(7) Common Stock

On May 11, 2021, the Company entered into the 2021 Sales Agreement with the 2021 Sales Agents, pursuant to which, under a prospectus filed by the Company in May 2022, the Company may sell, from time to time, up to $75.0 million of its common stock. In the first half of 2022, the Company sold and issued 1,345,952 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $1.97 per share, resulting in gross proceeds of $2.7 million. Net proceeds after deducting commissions and offering expenses were $2.4 million. From July 1, 2022 through August 8, 2022, the Company sold and issued 1,469,714 shares of its common stock in the open market at a weighted average selling price of $1.19 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million.

In August 2019, the Company entered into the 2019 Sales Agreement with the 2019 Sales Agents pursuant to which the Company sold $75.0 million of its common stock. In the first quarter of 2021, the Company sold and issued 10,244,326

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock under the 2019 Sales Agreement in the open market at a weighted average selling price of $4.22 per share, resulting in gross proceeds of $43.2 million. Net proceeds after deducting commissions and offering expenses were $42.2 million. As of February 9, 2021, the Company had utilized the entire $75.0 million under the 2019 Sales Agreement.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2022, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 10,804,869 shares. As of June 30, 2022, 1,442,876 shares were available for future issuance under the 2014 Plan.

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

During the six months ended June 30, 2021, the Company granted 506,911 time-based restricted stock awards to employees with two-year cliff vesting of which 469,911 restricted stock awards remained outstanding as of June 30, 2022. In addition, during the six months ended June 30, 2021, the Company granted 506,911 performance-based restricted stock awards to employees of which 469,911 restricted stock awards remained outstanding as of June 30, 2022. The performance-based conditions for these performance-based grants were deemed probable of achievement during the six months ended June 30, 2021 and, as of June 30, 2022, the Company has recorded $1.6 million in stock-based compensation expense related to these grants. As of June 30, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

During the six months ended June 30, 2022, the Company granted 841,654 time-based restricted stock awards to employees, non-employee directors and consultants of which 824,654 restricted stock awards remained outstanding as of June 30, 2022. In addition, during the six months ended June 30, 2022, the Company granted 556,500 performance-based restricted stock awards to employees of which 548,000 restricted stock awards remained outstanding as of June 30, 2022. As of June 30, 2022, none of the performance-based metrics were deemed probable of achievement.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2022	2021	2022	2021	2022	2021
Research and development	$520,729	$815,289	$497,412	$809,988	$1,018,141	$1,625,277
General and administrative	638,241	931,352	612,643	642,557	1,250,884	1,573,909
	$1,158,970	$1,746,641	$1,110,055	$1,452,545	$2,269,025	$3,199,186

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2021	5,224,913	$8.74
Granted	1,136,728	2.17
Forfeited	(85,625)	10.97
Outstanding as of June 30, 2022	6,276,016	7.52	6.43	$32,445
Exercisable as of June 30, 2022	4,175,456	9.75	5.18	$—
Vested and expected to vest as of June 30, 2022	6,276,016	$7.52

The weighted-average grant date fair values of options granted during the six months ended June 30, 2022 and 2021 were $1.74 and $2.81, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2022	2021
Weighted-average risk-free interest rate	2.02%	0.37%
Expected term of options (in years)	6.11	6.25
Expected stock price volatility	100.23%	95.60%
Expected dividend yield	0%	0%

As of June 30, 2022, there was $4.4 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.57 years. During the six months ended June 30, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the six months ended June 30, 2022:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2021	989,822	$3.62
Granted	1,398,154	2.27
Forfeited	(25,500)	2.41
Vested	(55,000)	3.69
Unvested as of June 30, 2022	2,307,476	$2.81	$2,630,523
Expected to vest as of June 30, 2022	1,754,476	$2.93	$2,000,103

As of June 30, 2022, excluding performance-based restricted stock awards that have not been deemed probable, there was $2.0 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.70 years.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of June 30, 2022, the Company’s right-of-use asset, net of amortization, was $451,800.

Other operating lease information as of June 30, 2022:

Weighted-average remaining lease term - operating leases	1.9	years
Weighted-average discount rate - operating leases	2.76%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2022:

June 30,
Year ending:	2022
December 31, 2022	$120,210
December 31, 2023	240,421
December 31, 2024	100,175
Total minimum lease payments	460,806
Less: imputed lease interest	(11,427)
Total lease liabilities	$449,379

Lease expense for the six months ended June 30, 2022 was comprised of the following:

	Six months ended June 30,
	2022	2021
Operating lease expense	$120,842	$123,367
Variable lease expense	32,276	31,515
Total lease expense	$153,118	$154,882

Total cash payments related to leases were $152,487 and $163,056 for the six months ended June 30, 2022 and 2021, respectively.

Note 10 – Subsequent Events

Common Stock Purchase Agreement – Lincoln Park Equity Line of Credit

On July 21, 2022 (the “Effective Date”), the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the Effective Date. Pursuant to the terms of the Purchase Agreement, the Company issued 347,222 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-264966) or a new registration statement.

The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 150,000 shares, but that amount may be increased up to 300,000 shares, depending upon the closing price of the Company’s common stock on the Nasdaq Global Market (“Nasdaq”) and subject to a maximum limit of $2.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases.

Under applicable rules of Nasdaq, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement shares of its common stock, including the Commitment Shares, in excess of 8,898,867 shares, which is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) unless (i) the Company obtains stockholder approval to issue shares of its common stock in excess of the Exchange Cap or (ii) the average price of all shares of the Company’s common stock issued to Lincoln Park under the Purchase Agreement equals or exceeds $1.13 per share (which represents the average of the official closing prices of the Company’s common stock on Nasdaq for the five (5) trading days immediately preceding the signing of the Purchase Agreement), such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if doing so would result in Lincoln Park beneficially owning more than 9.99% of the Company’s common stock.

The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park for working capital and general corporate purposes, including research and development expenses and capital expenditures. The Company also agreed to reimburse Lincoln Park for a limited portion of the legal fees it incurred in connection with the Purchase Agreement.

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

Overview

Company Overview

We are the leader in pharmaceutically-produced transdermal cannabinoid therapies for orphan neuropsychiatric disorders. We are committed to improving the lives of patients and their families living with severe, chronic health conditions, including Fragile X syndrome, or FXS, and chromosome 22q11.2 deletion syndrome, or 22q.

Cannabinoids are a class of compounds derived from Cannabis plants. The two primary cannabinoids contained in Cannabis are cannabidiol and tetrahydrocannabinol, or THC. Clinical and preclinical data suggest that cannabidiol may have positive effects on treating behavioral symptoms of FXS and 22q.

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

Zygel is being developed as a clear gel and is targeting treatment of behavioral symptoms of FXS and 22q. We have received orphan drug designations from the United States Food and Drug Administration, or FDA, for cannabidiol, the active ingredient in Zygel, for the treatment of FXS and 22q. During the first quarter of 2022, we received orphan drug designation from the European Commission for cannabidiol, the active ingredient in Zygel, for the treatment of FXS. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS, 22q and ASD.

The Zygel safety database across all clinical studies conducted by us includes data from more than 900 volunteers and patients. Across these clinical studies, Zygel has been well-tolerated with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

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

22q

Phase 2 INSPIRE Trial

In June 2022, we announced top line results from our open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. The Phase 2 trial was designed for signal detection by assessing the safety, tolerability and efficacy of Zygel (also known as ZYN002) for the treatment of behavioral symptoms of chromosome 22q11.2 deletion syndrome in children and adolescents. Zygel was administered to patients with 22q as add-on therapy to their standard of care and utilized a variety of efficacy assessments. Key findings from the trial include:

●	The total score and all five subscales of the Anxiety, Depression and Mood Scale (ADAMS) showed statistically significant improvements at 14 weeks of treatment compared to baseline;

●	All five subscales of the Aberrant Behavior Checklist – Community, or ABC-C, showed statistically significant improvements at 14 weeks of treatment compared to baseline;

●	The Pediatric Anxiety Rating Scale (PARS – R) showed statistically significant improvements at 14 weeks of treatment compared to baseline; and

●	The majority of patients showed clinically meaningful improvements at week 14 as demonstrated by the CGI-I. Seventy-five percent of patients were rated by the clinicians as “improved,” “much improved” or “very much improved” with nearly two-thirds (62.5%) of the patients being “much improved” or “very much improved.”

Zygel was shown to be well tolerated, and the safety profile was consistent with previously released data from other Zygel clinical trials. Three patients reported treatment related adverse events which were all mild application site adverse events. One patient discontinued treatment due to adverse events not related to Zygel.

Based on the positive Phase 2 data, the Company will request a meeting with the FDA to discuss the data and the regulatory path forward.

ASD

Phase 2 BRIGHT Trial

In May 2020, we reported positive top-line results of our Phase 2 BRIGHT clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal and Hyperactivity).

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

While the data from the Company’s ASD clinical development program to date are compelling, given the difficult financial market, the Company has decided to prioritize its resources on FXS and 22q and defer the start of the Phase 3 development program in ASD that was previously planned for the second half of 2022.

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

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $18.3 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our accumulated deficit was $257.8 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

The following table summarizes research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Research and development expenses - before R&D incentive	$11,176,773	$10,622,323
Research and development incentive	(583,851)	(561,365)
Total research and development expenses	$10,592,922	$10,060,958

We expect research and development expenses to increase for the year ending December 31, 2022 as compared to 2021, as we continue to conduct our RECONNECT clinical trial for FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2021 Annual Report under Part II, Item 7, “Critical Accounting Policies and Use of Estimates.” During the six months ended June 30, 2022, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 and 2021 were $5.4 million and $5.5 million, respectively. Decreases in clinical and stock-based compensation expenses were offset by increases in manufacturing costs associated with our Zygel program.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 15%, to $3.7 million for the three months ended June 30, 2022 from $4.4 million for the three months ended June 30, 2021. The decrease was primarily related to lower stock-based compensation expenses and a decrease in proxy solicitation costs related to our annual meeting partially offset by increased directors’ and officers’ liability insurance costs.

Other Income (Expense)

During the three months ended June 30, 2022 and 2021, we recognized $0.1 million and $5,943, respectively, in interest income. The increase in interest income was due to higher average interest rates earned on our investments. During the three months ended June 30, 2022 and 2021, we recognized foreign currency losses of $0.8 million and $0.1 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses increased by $0.5 million, or 5%, to $10.6 million for the six months ended June 30, 2022 from $10.1 million for the six months ended June 30, 2021. The increase was primarily related to increases in manufacturing costs associated with our Zygel program and increased employee-related costs partially offset by reductions in clinical and stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 2%, to $7.5 million for the six months ended June 30, 2022 from $7.7 million for the six months ended June 30, 2021. The decrease was primarily related to lower stock-based compensation expenses and a decrease in proxy solicitation costs related to our annual meeting partially offset by higher employee-related costs, including recruiting fees and increased directors’ and officers’ liability insurance costs.

Other Income (Expense)

During the six months ended June 30, 2022 and 2021, we recognized $0.2 million and $11,576 respectively, in interest income. The increase in interest income was related to interest income received from the ATO for the payment of prior year’s non-AOF research and development incentives and higher average interest rates earned on our investments. During the six months ended June 30, 2022 and 2021, we recognized foreign currency losses of $0.5 million and $0.2 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the issuance and sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offerings), convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents of $62.5 million. Our working capital was $56.1 million as of June 30, 2022.

Management believes that cash and cash equivalents as of June 30, 2022 are sufficient to fund operations and capital requirements through the end of 2023 or early 2024, after the expected availability of top line results from its confirmatory pivotal Phase 3 RECONNECT trial of Zygel in patients with FXS. The economic effects of the COVID-19 pandemic remain fluid and management will continue to closely monitor the situation to ensure our cash and cash equivalents will help us manage the impact of the COVID-19 pandemic on our business and related liquidity needs. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There can be no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by global economic conditions and the disruptions to, and volatility in, financial markets in the United States and worldwide resulting from, among other factors, inflation, the ongoing COVID-19 pandemic and geopolitical tensions or the outbreak of hostilities or war.

Equity Financings

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which, under a prospectus filed in May 2022, we may sell, from time to time, up to $75.0 million of our common stock. In the first half of 2022, we sold and issued 1,345,952 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $1.97 per share, resulting in gross proceeds of $2.7 million. Net proceeds after deducting commissions and offering expenses were $2.4 million. From July 1, 2022 through August 8, 2022, we sold and issued 1,469,714 shares of its common stock in the open market at a weighted average selling price of $1.19 per share, for gross proceeds of $1.8 million and net proceeds, after deducting commissions and offering expenses, of $1.6 million.

Debt

We had no debt outstanding as of June 30, 2022 or December 31, 2021.

Future Capital Requirements

During the six months ended June 30, 2022, net cash used in operating activities was $7.7 million, and our accumulated deficit as of June 30, 2022 was $257.8 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

If we raise additional funds by issuing equity securities, including through the 2021 Sales Agreement, our stockholders may experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Statement of Cash Flows Data:
Total net cash provided by (used in):
Operating activities	$(7,683,007)	$(15,576,797)
Investing activities	(51,607)	(47,570)
Financing activities	2,416,249	42,247,891
Net (decrease) increase in cash and cash equivalents	$(5,318,365)	$26,623,524

Operating Activities

For the six months ended June 30, 2022, cash used in operating activities was $7.7 million compared $15.6 million of cash used in operating activities for the six months ended June 30, 2021. The change from the comparable 2021 period was primarily due to the Company receiving payment of $8.0 million from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020. Our cash flows used in operations may differ substantially from our net loss due to non-cash charges and changes in balance sheet accounts.

Excluding the $8.0 million of cash received from the ATO in 2022, we expect cash used in operating activities to increase for the year ending December 31, 2022 as compared to 2021, as we continue to conduct our RECONNECT clinical trial for FXS.

Investing Activities

For the six months ended June 30, 2022 and 2021, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 consisted of $2.4 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement. Cash provided by financing activities for the six months ended June 30, 2021 consisted of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of June 30, 2022, we had cash and cash equivalents of $62.5 million, consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2021 Annual Report under the caption “Item 1A. “Risk Factors,” as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. There have been no material changes in our risk factors since we filed those reports. The risks described in those reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: August 10, 2022	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)