Form 10-K
period 2022-12-31
Zynerba Pharmaceuticals, Inc.
filed 2023-03-28
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ⌧ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, was approximately $47.7 million, based upon the closing price of $1.14 on the Nasdaq Global Market reported for June 30, 2022. The market value of voting stock and non-voting common equity by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant (such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 22, 2023, the registrant had 53,352,487 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement on Schedule 14A for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K, or this Report, that are not statements of historical or current facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “could,” “continues,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “should,” “seek,” “may,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative developments impacting our industry or the healthcare system broadly, including but not limited to the Inflation Reduction Act of 2022 and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contract laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;

●	our ability to maintain proper functionality and security of our internal computer and information systems and to prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including COVID-19 and higher than normal influenza and respiratory syncytial virus (RSV) rates, could disrupt our operations or materially and adversely affect our business and financial conditions;
●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Global Market;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, and/or actions and uncertainties surrounding the debt ceiling and the federal budget;
●	adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations; and
●	the extent to which inflation and global instability, including political instability, such as a deterioration in the relationship between the U.S. and China or the conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations and/or our financial condition.

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

Risks Related to Our Financial Position and Capital Needs

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We currently have no commercial revenue and may never become profitable.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.
●	We receive Australian government research and development income tax incentive refunds. If our research and development expenditures are not deemed to be eligible for the refund, proposed modifications to the tax incentive program are enacted, or the tax incentive program is discontinued by the Australian government, it could have a negative effect on our future cash flows and the funding of future research and development projects.

Risks Related to our Business

●	We are largely dependent on the success of our product candidates, which are still in clinical development, and will require significant capital resources and years of clinical development effort.
●	Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in our planned clinical trials.
●	Failures or delays in our clinical trials of Zygel could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.
●	We intend to expend our limited resources to pursue Zygel for certain indications and may fail to capitalize on other product candidates or other indications for Zygel that may be more profitable or for which there is a greater likelihood of success.
●	Business interruptions, including any interruptions resulting from COVID-19, RSV and influenza could cause a disruption of our operations and may materially and adversely affect our business and financial conditions.
●	Even if we are able to commercialize Zygel, the product may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.
●	If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to generate revenue.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We may become subject to securities class action litigation, which can be expensive, divert management attention and, if resolved unfavorably, expose us to significant liabilities.
●	Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

Risks Related to Government Regulation

●	The regulatory approval processes of the United States Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	We have conducted and are conducting clinical trials for Zygel outside the United States and anticipate conducting additional clinical trials for Zygel outside the United States, and the FDA may not accept data from such trials.
●	Zygel may be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

●	Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.
●	Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, if approved, which could adversely affect our revenue and results of operations.
●	We have been granted orphan drug designation by the FDA and the European Commission, or EC, for the use of cannabidiol for the treatment of Fragile X syndrome, or FXS, and chromosome 22q11.2 deletion syndrome, or 22q, but, if approved, we may be unable to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
●	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, or limit the scope of any approved label or market acceptance.
●	Even though Zygel has received Fast Track designation, the FDA may not approve it at all or any sooner than other product candidates that do not have Fast Track designation.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
●	We rely on third-party manufacturers and suppliers to produce preclinical and clinical supplies and intend to rely on third-party manufacturers for commercial supplies of active pharmaceutical ingredients, or APIs, and final dosage forms for Zygel, if approved.

Risks Related to Our Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may become subject to claims by third parties either asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
●	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Risks Related to Ownership of Our Common Stock

●	The market price and trading volume of our stock may be volatile.
●	We may not be able to regain compliance with the continued listing requirements of The Nasdaq Global Market.
●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if such an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
●	Our sixth amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

General Risks Related to Ownership of Securities

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

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

We are currently developing Zygel (also known as ZYN002), the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery and manufactured without the presence of THC, which is patent protected through 2030. Additional patents expiring between 2026 and 2040 are directed to methods of use relating to Zygel, including methods of treating FXS or 22q.

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

Zygel is being developed as a clear gel and is targeting treatment of behavioral symptoms of FXS and 22q. We have received orphan drug designations from the United States Food and Drug Administration, or FDA, for cannabidiol, the active ingredient in Zygel, for the treatment of FXS and 22q. During the first quarter of 2022, we received orphan drug designation from the European Commission for cannabidiol, the active ingredient in Zygel, for the treatment of FXS, followed by orphan drug designation for treatment of 22q in November 2022. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS and 22q.

The Zygel safety database across all clinical studies conducted by us includes data from more than 900 volunteers and patients. Across these clinical studies, Zygel has been generally well-tolerated to date, with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

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

RECONNECT Trial

In September 2021, we initiated our RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children, Adolescents, and Young Adults with Fragile X Syndrome) trial, a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial is designed to confirm the positive results observed in patients having 100% or complete methylation of the impacted FMR1 gene in our CONNECT-FX trial.

RECONNECT is an 18-week trial that is expected to enroll approximately 200 patients, aged three through 22 years, at approximately 29 clinical sites in the United States, Australia, the United Kingdom and Ireland. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

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

Top-line results for the RECONNECT trial are expected in the first half of 2024. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial.

22q

Phase 2 INSPIRE Trial

In June 2022, we announced top-line results from our Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. The Phase 2 trial was designed for signal detection by assessing the safety, tolerability and efficacy of Zygel for the treatment of behavioral symptoms of 22q in children and adolescents. Zygel was administered to patients with 22q as an add-on therapy to their standard of care and utilized a variety of efficacy assessments. Patients who completed the initial 14-week treatment period and met certain requirements were eligible to enroll in a 24 week open label extension, for a total treatment period of 38 weeks. In December 2022, we announced additional data from patients who completed 38 weeks of treatment in the INSPIRE trial. Key findings from the trial include:

●	The total score and all five subscales of the Anxiety, Depression and Mood Scale (ADAMS) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

●	All five subscales of the Aberrant Behavior Checklist – Community, or ABC-C, showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

●	The Pediatric Anxiety Rating Scale (PARS – R) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline; and

●	The majority of patients showed clinically meaningful improvements at week 14 as demonstrated by the CGI-I. Seventy-five percent of patients were rated by the clinicians as “improved,” “much improved” or “very much improved” with nearly two-thirds (62.5%) of the patients being “much improved” or “very much improved.”

Zygel was shown to be generally well tolerated over 38 weeks, and the safety profile was consistent with previously released data from other Zygel clinical trials. Three patients reported treatment related adverse events which were all mild application site adverse events. One patient discontinued treatment due to adverse events not related to Zygel.

Based on the positive Phase 2 data, we held an initial meeting with the FDA in the fourth quarter of 2022 to obtain feedback on the data and the regulatory path forward for Zygel in the treatment of children and adolescents with 22q. We expect that we will continue a productive dialogue with the FDA on this topic in 2023 and arrive at an acceptable trial design by the end of 2023. The Company does not expect to commence another trial in 22q until after the RECONNECT top line results are available in the first half of 2024.

Impact of COVID-19, Respiratory Syncytial Virus (RSV) and Influenza

We continue to closely monitor the status of COVID-19, including its potential impact on our clinical development plans, patient recruitment and overall clinical trial timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during COVID-19, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments and local study-related clinical laboratory collection.

There is a possibility that our current or future clinical trial sites may be affected by COVID-19 due to prioritization of hospital resources toward COVID-19, as well as the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed.

In the fall of 2022, there was a significantly higher prevalence of influenza and RSV, in addition to the ongoing presence of COVID-19, leading to a “tripledemic”. The impact of the tripledemic was greatest in children, who are the primary population for our clinical trials.

We are aware that several clinical sites involved in our clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay or extend our projected clinical trial timelines. Some of our third-party manufacturers, which we use for the supply of materials for product candidates or other materials necessary to manufacture products to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by COVID-19. Should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our current or planned clinical trials. As of the date of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to our consolidated financial statements.

Cannabidiol Science Overview

The endocannabinoid system includes the endocannabinoids, primarily 2-arachidonoylglycerol, or 2-AG, and anandamide, or AEA, and the cannabinoid receptors CB1 and CB2. The disruption of the endocannabinoid system may play a core role in the underlying pathophysiology of FXS leading to an imbalance of excitatory and inhibitory signaling and resulting behavioral symptoms.

Cannabidiol modulates the endocannabinoid system by inhibiting the metabolism (breakdown) of 2-AG and AEA. This inhibition is thought to result in increased 2-AG and AEA availability, greater CB1 and CB2 activation, reduced excitatory signaling and increased synaptic plasticity. Cannabidiol may restore homeostatic mechanisms in patients with endocannabinoid system dysfunction, restoring the balance of excitatory and inhibitory neuronal signaling. The effect of cannabidiol on the endocannabinoid system is the scientific basis for the use of cannabidiol in the treatment of FXS and 22q. Cannabidiol may also treat the neuropsychiatric symptoms of these conditions due to its activity as an agonist at 5-HT1A and an antagonist at GPR55 receptors. Cannabidiol also reduces seizure frequency by blocking of the pro-excitatory actions of an endogenous membrane phospholipid, lysophosphatidylinositol (LPI), at GPR55 receptors. Cannabidiol acts as a GPR55 antagonist, blocking the effects of the LPI, resulting in dampening of neuronal hyperexcitability.

Clinical and preclinical data suggest that cannabidiol may have positive effects on treating FXS and 22q. Patients with FXS and 22q share several of the same behavioral symptoms, which may be treatable with cannabidiol. Clinical data also suggest that cannabidiol has a very high therapeutic index. Interest in cannabinoid therapeutics has increased significantly over the past several years as preclinical and clinical data has emerged highlighting the potential efficacy and safety benefits of cannabinoid therapeutics. Epidiolex®, a sesame oil liquid formulation of highly concentrated, plant-derived cannabidiol, was approved by the FDA for the treatment of seizures associated with specific epilepsies, Lennox-Gastaut Syndrome, or LGS, and Dravet Syndrome, or DS, in 2018 and Tuberous Sclerosis Complex, or TSC, in

2020. The cannabinoid therapeutics market is expected to grow significantly due to the potential benefits these products may provide over existing therapies.

Product Candidates

Zygel – Cannabidiol Transdermal Gel

Zygel is the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery (see Figure 1) and manufactured without the presence of THC, and the formulation is patent protected through 2030.

Figure 1 — Permeation-enhanced transdermal gel delivery of cannabidiol.

Zygel is being developed as a clear gel that is designed to provide consistent drug delivery with convenient dosing. Because cannabidiol is virtually insoluble in water, we use a patent protected formulation containing ethanol and propylene glycol as solubilizing agents and Transcutol ® HP as a permeation enhancer. All excipients in the gel have been classified as Generally Recognized as Safe, or GRAS, and have been used in transdermal products previously approved by the FDA.

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

Development of Zygel for the Treatment of Behavioral Symptoms of Fragile X Syndrome

FXS Overview

FXS is a rare genetic condition that causes intellectual disability, anxiety disorders, behavioral and learning challenges and various physical characteristics. The impairment can range from learning disabilities to more severe cognitive or intellectual disabilities. FXS is the leading known cause of both inherited intellectual disability and ASD. Patients with FXS may exhibit autism-like symptoms including anxiety, social impairment and social avoidance (seeks isolation from others, does not want to be with other children and avoids all types of new social engagements) and restricted/repetitive behaviors. Currently, there are no known cures or approved therapies indicated for the treatment of FXS or its symptoms. Special education and symptomatic treatments for anxiety and irritability are employed to lessen the burden of illness. Based on U.S. Census data, various literature and third-party references FXS prevalence is estimated at approximately 78,000 patients in the United States or approximately 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups. We believe that approximately 60% of all patients with FXS have a completely methylated FMR1 gene.

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

FAB-C

In September 2017, we reported the results for our open-label exploratory Phase 2 clinical trial designed to evaluate the safety and efficacy of Zygel in children with FXS, which we refer to as the FAB-C (Treatment of Fragile X Syndrome Anxiety and Behavioral Challenges with CBD) trial. The primary endpoint for the trial was the change in the total score of the Anxiety, Depression, and Mood Scale, or ADAMS, from baseline to week 12. The ADAMS is a 28-item scale designed to assess general anxiety, social avoidance, compulsive behavior, manic/hyperactive behavior and depressed mood. It has been validated in patients with FXS. Twenty patients (3:1 males) ages six through 17 years (mean = 10.7) with FXS, as confirmed by molecular documentation of full mutation of the FMR1 gene, were enrolled in the open-label FAB-C study. Zygel was added on to other medications being administered. The first six weeks of the study were designed to titrate dosing in patients. Dosing was initiated at 50 mg daily and could be increased to 250 mg daily. Weeks seven through 12 of the study were a maintenance period where patients were treated at the dose established at week six. At the completion of the study, patients could enter a long term open-label extension study.

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

Zygel was shown to be generally well tolerated, and the safety profile was consistent with data from earlier clinical trials and our other Phase 2 clinical trials for Zygel. All adverse events were considered mild to moderate and no serious adverse events were reported. No patient experienced drug-related gastrointestinal, or GI, events during the 12-week treatment period, and no THC was detected in the plasma. Of the 18 patients who completed the study, 13 enrolled in the open-label extension and seven patients are still being treated with Zygel as of January 23, 2023. These patients have now been on Zygel between 71 and 74 months.

We also collected 24-month open label clinical data from the FAB-C trial regarding the long-term impact of Zygel on emotional and behavioral symptoms of FXS. The statistically significant improvements in the core emotional and behavioral symptoms of FXS versus baseline as measured by the ABC-CFXS were sustained through 24 months of treatment. In the Social Avoidance subscale of the ABC-CFXS, patients completing 24 months of treatment with Zygel experienced a 74% improvement in social avoidance behaviors versus baseline, compared to a 58% improvement at three months of treatment. Both results are statistically significant compared to baseline. Zygel was generally well tolerated in this study, no serious adverse events were reported and no clinically meaningful trends in vital signs, electrocardiogram, or ECG, or clinical safety laboratories, including liver function tests, were observed.

Results from the ABC-CFXS at 24 months are summarized as follows:

CONNECT-FX

In July 2018, we initiated our CONNECT-FX (Clinical study of Cannabidiol (CBD) in Children and Adolescents with Fragile X) clinical trial, a multi-national randomized, double-blind, placebo-controlled, 14-week study designed to assess the efficacy and safety of Zygel in children and adolescents ages three through 17 years who have full mutation of the FMR1 gene. In June 2020, we announced that Zygel did not achieve statistical significance versus placebo in the primary endpoint of improvement in the Social Avoidance subscale of the ABC-CFXS. Zygel also did not demonstrate statistical significance versus placebo in the three key secondary endpoints, which were the change from baseline to the end of the treatment period in the Irritability subscale score of the ABC-CFXS, the Socially Unresponsive/Lethargic subscale score of the ABC-CFXS and CGI-I. The results of the CONNECT-FX trial, including the ad hoc analyses discussed below, were published in the peer reviewed Journal of Neurodevelopmental Disorders in November 2022.

We performed a pre-planned ad hoc analysis of the most severely impacted patients in the trial as defined by patients having at least 90% methylation, which we refer to as highly methylated, of the impacted FMR1 gene, which accounted for 80% of the patients enrolled in the CONNECT-FX trial. This analysis demonstrated those patients receiving Zygel achieved statistical significance in the primary endpoint of improvement compared to placebo (p=0.020) in the Social Avoidance subscale of the ABC-CFXS at 12 weeks of treatment, and the results of the Caregiver Global Impression – Change survey for these patients also showed a broad shift toward global improvement from baseline to week 12 with three of the four behavioral domains (social avoidance and isolation, irritable and disruptive behaviors, and social interactions) showing a statistically significant change in favor of patients on Zygel and the fourth domain (overall behavior) trending toward significance.

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

Based on what we learned from the CONNECT-FX trial and discussions with the FDA, we have modified certain aspects of the CONNECT-FX trial design into the trial design for our confirmatory Phase 3 clinical trial in FXS, which we refer to as our RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children, Adolescents, and Young Adults with Fragile X Syndrome) clinical trial. These modifications include assessing the primary efficacy outcomes for patients with complete methylation of the FMR1 gene, extending the length of the trial from 14 to 18 weeks, adding a third weight-based dose for the heaviest patients in the trial and making the trial more patient-friendly through virtual visits, fewer assessments being administered and reduced frequency of lab and ECG tests.

RECONNECT

In September 2021, we initiated our RECONNECT trial, a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial is designed to confirm the positive results observed in the pre-planned, ad hoc analysis of the highly methylated patients and the subsequent analysis of completely methylated patients who participated in our CONNECT-FX trial.

RECONNECT is an 18-week trial that is expected to enroll approximately 200 patients, aged three through 22 years, at approximately 29 clinical sites in the United States, Australia, the UK and Ireland. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

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

Top-line results for the RECONNECT trial are expected in the first half of 2024. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial, which also includes patients who participated in our FAB-C and CONNECT-FX trials.

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

Phase 2 Clinical Trial

In May 2019, we initiated our open-label Phase 2 INSPIRE (Assessing the Impact of Zygel [Transdermal Cannabidiol Gel] on Pediatric Behavioral and Emotional Symptoms of 22q11.2 Deletion Syndrome) clinical trial, a 14-week, open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. Recruitment into the INSPIRE trial had been delayed initially due to the impact of COVID-19 and resulting significant travel restrictions in Australia and, in the fourth quarter of 2021, we added an additional U.S. clinical trial site to the INSPIRE trial to assist in the completion of enrollment.

In June 2022, we announced top-line results from our open-label Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. The Phase 2 trial was designed for signal detection by assessing the safety, tolerability and efficacy of Zygel for the treatment of behavioral symptoms of 22q in children and adolescents. Zygel was administered to patients with 22q as an add-on therapy to their standard of care and utilized a variety of efficacy assessments. In December 2022, we announced additional data from patients who completed 38 weeks of treatment in the INSPIRE trial. Key findings from the trial include:

•The total score and all five subscales of the Anxiety, Depression and Mood Scale (ADAMS) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

•All five subscales of the Aberrant Behavior Checklist – Community (ABC-C) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

•The Pediatric Anxiety Rating Scale (PARS – R) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline; and

•The majority of patients showed clinically meaningful improvements at week 14 as demonstrated by the CGI-I. Seventy-five percent of patients were rated by the clinicians as “improved,” “much improved” or “very much improved” with nearly two-thirds (62.5%) of the patients being “much improved” or “very much improved.”

Zygel was shown to be generally well tolerated over 38 weeks, and the safety profile was consistent with previously released data from other Zygel clinical trials. Three patients reported treatment related adverse events which were all mild application site adverse events. One patient discontinued treatment due to adverse events not related to Zygel.

Based on the positive Phase 2 data, we held an initial meeting with the FDA in the fourth quarter of 2022 to obtain feedback on the data and the regulatory path forward for Zygel in the treatment of children and adolescents with 22q. We expect that we will continue a productive dialogue with the FDA on this topic and arrive at an acceptable trial design by the end of 2023. The Company does not expect to commence another trial in 22q until after the RECONNECT top line results are available in the first half of 2024.

Other Recent Zygel Development Program

We previously evaluated Zygel for the treatment of pediatric and adolescent patients with Autism Spectrum Disorder (ASD). This clinical program consisted of our phase 2 BRIGHT (An Open-Label Tolerability and Efficacy Study of ZYN002 Administered as a Transdermal Gel to Children and Adolescents with Autism Spectrum Disorder) clinical trial, a 14-week, open label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for the treatment of pediatric and adolescent patients with ASD. Patients treated with Zygel demonstrated statistically significant improvement at week 14 compared to baseline for each ABC-C subscale (Irritability, Inappropriate Speech, Stereotypy, Social Withdrawal, and Hyperactivity). Patients receiving Zygel achieved statistically significant caregiver-reported improvements compared to baseline across all subscales of the AIM: Atypical behavior (p<0.001), Communication (p<0.001), Peer Interaction (p<0.001), Repetitive Behavior (p<0.001), and Social Reciprocity (p=0.0053). In addition, statistically significant improvements compared to baseline were observed at week 14 of treatment with Zygel in the Autism Parenting Stress Index (p<0.0001). Despite the positive results seen in the BRIGHT trial, in June 2022 we announced that given the difficult financing market, we decided to defer the start of the Phase 3 development program in ASD in favor of focusing our resources on FXS and 22q.

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

As of March 1, 2023, we own a total of 18 issued U.S. patents and 14 pending U.S. applications. The U.S. patents will expire between 2026 and 2040. We have already obtained additional patent term for some of the issued patents to compensate us for delays at the United States Patent and Trademark Office, or USPTO, under the patent term adjustment laws.

In addition to our U.S. intellectual property, we own 200 corresponding foreign issued patents and 142 corresponding foreign patent applications.

Our Zygel patent portfolio currently consists of nine issued patents in the United States, and ten pending United States patent applications. There are 48 issued patents in Japan, Canada, Mexico, Hong Kong, the United Kingdom and multiple countries in the European Union, and one pending Patent Cooperation Treaty, or PCT, application. The issued patents claim the permeation enhanced formulation of Zygel and methods of use relating to Zygel, including methods of treating FXS, 22q and ASD. Pending applications include claims directed to methods of treating FXS, 22q and ASD. The issued patents will expire between 2026 and 2040. We anticipate that any patents issued from our pending U.S. applications or pending PCT applications will expire between 2038 and 2041.

The rest of our patent portfolio relates to patents and applications owned by us and directed to other potential indications and product candidates.

Trade Secrets and Proprietary Information

We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by generally requiring our employees, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention obligations. Further, we require confidentiality agreements from entities that receive our confidential data or materials.

Manufacturing

The APIs used in our product candidates are synthesized by contract manufacturers. Zygel is manufactured and filled into unit of use sachets by contract manufacturers.

We selected our contract manufacturers for their specific competencies in manufacturing, product design and materials. FDA regulations require that certain product candidates and commercial products be produced under applicable current Good Manufacturing Practices, or cGMPs. Our key suppliers currently meet cGMPs and we believe have sufficient capacities to meet our projected product requirements through early commercialization, if our product candidates are approved for marketing.

Commercial Operations

Our Vice President of Commercial and Business Development is responsible for pre-commercialization activities, including global market analysis, strategic optimization and value development associated with our product candidates, as well as business development activities as we evaluate partnering options. However, we do not currently have a fully integrated organization for the sales, marketing and distribution of pharmaceutical products. We currently plan to commercialize Zygel, if approved, in the United States and to enter into collaborations or licensing and co-promotion agreements with third parties for the commercialization of our products in other territories. As we plan to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that Zygel will be approved.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We believe our scientific knowledge, technology, and development capabilities provide us with substantial competitive advantages, but we face potential competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies; academic institutions; governmental agencies; and public and private research institutions. Successfully developed and commercialized product candidates must compete not only with existing therapies, but also with agents and technologies that may become available in the future.

We are currently studying Zygel in patients with FXS and 22q.

FXS

There are no drugs approved for the treatment of FXS or its most common symptoms, although various classes of medications are used off-label for the treatment of behavioral and mental health conditions associated with FXS. Some patients with FXS benefit from medications that treat attention deficit disorders, while others experiencing general anxiety, social anxiety and other chronic conditions may benefit from different types of anti-anxiety medications. Multiple companies are developing compounds for the treatment of FXS, including Tetra Therapeutics (a subsidiary of Shionogi & Co., Ltd.) and Allos Pharma, among others.

22q

There are no drugs approved for the treatment of 22q or its most common symptoms, although various classes of medications are used off-label for the treatment of the behavioral symptoms. There are two primary stages of 22q patient management. During infancy, doctors address the acute physical concerns, such as anomalies of heart and palate, with surgery. Once the physical concerns are stabilized, the focus shifts to managing the neuropsychiatric symptoms, with anxiety being a key symptom. Anxiety is predominately managed with selective serotonin reuptake inhibitors, or SSRIs. Cognitive behavioral therapy is also an important component of treatment. We are not aware of any studies of cannabidiol, THC or any other cannabinoid in this patient population; however, Nobias Therapeutics is a company which is developing a non-cannabinoid compound in this indication.

Government Regulation and Product Approval

As a development stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. In addition, labelers of drug products (the entity owning the National Drug Code listed for a product) participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, rebate, and other requirements. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way through the EMA and the EC, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful.

U.S. Government Regulation

The FDA is the primary body that regulates pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. In particular, while the U.S. Drug Enforcement Agency, or the DEA, has advised that it will not regulate Zygel as a controlled substance due to no detectable amounts of THC in its formulation, in some jurisdictions, cannabidiol may be classified as a controlled substance and is therefore subject to additional regulations by the appropriate regulatory authority. A failure to comply with any requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions, which could include the imposition of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required to obtain approval for commercialization of a new drug in the United States are lengthy, complex and expensive, and the outcome is far from certain. These steps generally include:

●	completion of preclinical studies, animal studies and formulation studies in compliance with, as applicable, the FDA’s good laboratory practices, or GLP, regulations and the Animal Welfare Act;

●	submission to the FDA of an investigational new drug application, or IND, to support human clinical testing in the United States;

●	approval by an Institutional Review Board, or IRB, before each trial may be initiated;

●	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current Good Clinical Practices, or GCPs, to establish the safety and efficacy of the investigational product candidate for each target indication;

●	submission of a new drug application, or NDA, to the FDA;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

●	FDA review and approval of the NDA.

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

Clinical Trials

FDA regulations require that the person or entity sponsoring or conducting a clinical study in the United States for the purpose of investigating a drug candidate’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. If the FDA does not place the proposed clinical trial in the

IND application on clinical hold within this 30-day period, the clinical trial may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical trials must be reviewed, approved and conducted under the auspices of an IRB. The sponsor, investigators and IRB must, as applicable, obtain the informed written consent of each participating subject, comply with the protocol and investigational plan, adequately monitor the clinical trial, and timely report adverse events. We filed an IND with the FDA for Zygel in FXS in 2018 and we plan to submit an IND with the FDA for Zygel in 22q in 2024.

We plan to submit NDAs for our product candidates to the FDA upon completion of all requisite clinical trials. The clinical investigation of a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase 1. Phase 1 involves the initial introduction of a product candidate into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, metabolism, pharmacokinetics, or PK, and pharmacologic actions of the product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s safety, PK and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80.

●	Phase 2. Phase 2 clinical trials are conducted to develop initial data regarding the effectiveness of the product candidate in the target disease or condition, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and additional safety risks associated with the product candidate. Phase 2 clinical trials are typically controlled and conducted in a limited patient population, usually involving no more than several hundred participants.

●	Phase 3. Phase 3 clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk profile of the product candidate, and to provide an adequate basis for labeling. Phase 3 clinical trials usually involve several hundred to several thousand participants. In most (though not all) cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to support approval of a drug.

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

A sponsor may request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design and size of certain clinical trials (including Phase 3 clinical trials), nonclinical studies, or animal studies to address applicable scientific and regulatory requirements. An SPA request must be made before the proposed trial begins, and if areas of agreement are reached, they will be documented in a letter. The agreement generally may not be changed by the sponsor or the FDA after the trial begins, except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

We have previously conducted clinical trials for Zygel in the United States, Australia and New Zealand, and plan to continue conducting clinical trials in these jurisdictions, along with the United Kingdom and Ireland, and are subject to FDA regulatory requirements as well as the regulatory requirements related to the conduct of clinical trials of the Therapeutic Goods Administration, or TGA, in Australia, the New Zealand Medicines and Medical Device Safety Authority, or Medsafe, in New Zealand, the Medicines and Healthcare Regulatory Agency in the United Kingdom and the Health Products Regulatory Authority in Ireland. We may also decide to conduct clinical trials in additional foreign countries and would be subject to laws and regulations governing the conduct of such trials in those countries and any other foreign countries where we decide to study Zygel in the future.

New Drug Applications (NDA)

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, pharmacology, manufacturing, controls and proposed packaging and labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. Data from clinical trials conducted outside the United States may be accepted by the FDA subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are considered applicable to the U.S. patient population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. If the drug has a potential for abuse, the NDA must include a description and analysis of studies or information related to abuse of the drug, including a proposal for scheduling under the federal Controlled Substances Act, or CSA, where applicable. A description of any studies or data related to overdosage is also required, including information on dialysis, antidotes, or other treatments, if known.

In most cases, the NDA must be accompanied by a substantial user fee, currently $3,242,026 for fiscal year 2023. The applicant under an approved new drug application is also subject to an annual program fee, currently $393,933 per product for fiscal year 2023. These fees are typically increased annually. There may be some instances in which the user fee is waived, including in the case of an orphan drug designation, such as with Zygel for FXS and 22q. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has up to 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the application is not sufficiently complete, the FDA may refuse to accept the NDA for filing and request additional information. A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application. If the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most NDAs for standard review product candidates are reviewed within 12 months of submission. The FDA can extend this review to consider certain late-submitted information or information intended to clarify information already provided in the submission. Most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel product candidates that present challenging questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Other Post-Approval Regulations

After a drug receives regulatory approval, its sponsor is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, as a holder of an approved NDA, a company is required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. cGMP includes requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. In addition, changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before the change can be implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a sponsor and any third-party manufacturers that a sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement action, which could result in fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and/or criminal prosecution. Although we periodically monitor the compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

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

The Hatch-Waxman Act

Generic Competition

Any drug candidates approved for commercial marketing under an NDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. Among other things, the Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products. The first provides that generic versions of an approved product may be approved under an Abbreviated New Drug Application, or ANDA, by a showing that the generic product is the “same as” the approved product in key respects. An ANDA provides for marketing of a drug product that has the same active ingredient(s), same strength, route of administration and dosage form as a previously approved NDA product (the “reference listed drug” or RLD) and has been shown through PK or other testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “therapeutic equivalents” to the RLD and can often be substituted by pharmacists under prescriptions written for the RLD. 505(b)(2) applications are the second approval pathway for follow-on drug products. 505(b)(2) applications are NDAs and must therefore contain full reports of safety and effectiveness data; however, in a 505(b)(2) application at least some of the required data is derived from studies not conducted by or for the applicant. In this regard, a 505(b)(2) application may rely on scientific literature or on the FDA’s previous findings of safety and effectiveness of an approved RLD. Unlike an ANDA, a 505(b)(2) may be submitted for a product that differs in active ingredient, strength, route of administration, dosage form, or other conditions of use.

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

Patent Term Extension

The term of a patent that covers an FDA approved drug that contains an active ingredient not previously approved may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the development and FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

Orphan Drug Designation (United States and EU)

United States - Under the Orphan Drug Act, the FDA may grant orphan drug designation to an investigational new drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States. If the disease or condition affects more than 200,000 individuals in the United States, orphan drug designation may nevertheless be available if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In the United States, a drug that has received orphan drug designation is eligible for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. The Orphan Drug Act provides that if a designated drug is approved for the rare disease or condition for which it was designated, the approved product will be granted seven years of orphan drug exclusivity, which means the FDA generally may not approve any other application for a product containing the same active moiety for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

EU - In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, orphan drug designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. The application for orphan designation must be submitted to the EMA and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submission of an application for marketing approval. Product candidates that qualify for orphan drug designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan product candidates may be smaller, simply because of the smaller patient population. Nonetheless, the same approval standards apply to orphan-designated product candidates as for other drug candidates. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Additionally, the fast track program is intended to expedite or facilitate the process for reviewing investigational new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives fast track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Product candidates with fast track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product candidates’ development. In May 2019, we received Fast Track designation from the FDA for Zygel for treatment of behavioral symptoms associated with FXS. Other FDA programs intended to expedite development and review include accelerated approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit) and breakthrough therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. If a drug receives breakthrough therapy designation, it will be eligible for all of the benefits of fast track designation, as well as for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance. Even if a product candidate qualifies for fast track designation or breakthrough therapy designation, the FDA may later decide that the product candidate no longer meets the conditions for these designations, and/or may determine that the product does not meet the standards for approval.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of Average Manufacturer Price, or AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act, which became effective in 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act.

The Affordable Care Act has been subject to challenges in the courts. In 2021, in an appeal from the lower courts regarding the constitutionality of the ACA, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011 and subsequent legislation has resulted in automatic reductions to several government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions are in place to 2030. The Bipartisan Budget Act of 2018 increased labeler responsibility for prescription costs in the Medicare Part D coverage gap. The American Taxpayer Relief Act, passed in 2013, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 (IRA), includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Further legislative and regulatory changes under the Affordable Care Act remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, including the recent changes in the IRA allowing the federal government to directly negotiate certain drug prices, as well as changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law, as subsequently amended by the Bipartisan Budget Act of 2018, requires manufacturers to provide a 70 percent point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D in order to reduce the coverage gap in Medicare drug plans. Provisions of IRA will serve to eliminate this coverage gap by reducing Medicare beneficiaries’ out-of-pocket maximum from $7,050 to $2,000, starting January 1, 2025. Also starting January 1, 2025, the IRA will require a standard 10% or 20% discount on drugs dispensed to Medicare Part D beneficiaries based on whether they have met their out-of-pocket maximum.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing, as will the recently enacted IRA. With few exceptions (e.g., limitations on Medicare Part D sponsors concerning certain formulary changes), coverage policies and third-party reimbursement rates may change at any time.

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

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

In addition, we are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. HIPAA, as amended by HITECH, and its implementing regulations, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity (e.g., a healthcare provider or a health plan) in a manner that is not authorized or permitted by HIPAA. Further, laws similar to the California Consumer Privacy Act, or CCPA, which create individual privacy rights for consumers and increase the privacy and security obligations of entities handling certain personal data, have been proposed at the federal level and in other states.

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

In addition, at the federal level, the Drug Supply Chain Security Act, or DSCSA, regulates the distribution and tracing of prescription drugs. The DSCSA imposes requirements to ensure accountability in prescription drug distribution, for example, it requires manufacturers to affix a product identifier to each package, bundle pack, case and pallet of a prescription drug product intended for sale. A product identifier is an electronically-readable graphic that contains information including the product’s unique serial number identifier, lot number, and expiration date. The DSCSA also requires relevant parties and to identify and remove illegitimate products from the market, including products that are counterfeit, stolen, intentionally contaminated, or otherwise harmful. The Prescription Drug Marketing Act, its implementing regulations and state laws also regulate the distribution of prescription drug product samples.

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

John Messenheimer, MD	Consultant, Neurologist/Epileptologist, John Messenheimer PLLC
Steven J. Siegel, MD, PhD	Chair, Department of Psychiatry and Behavioral Sciences, Keck School of Medicine, University of Southern California
Christopher J. Smith, PhD	Chief Science Officer, Southwest Autism Research & Resource Center; Assistant Professor of Medicine, Mount Sinai School of Medicine
Nicole Tartaglia, MD	Associate Professor, Pediatrics-Developmental Pediatrics, University of Colorado Denver School of Medicine/Children’s Hospital of Colorado
Tony J. Simon PhD	Professor Emeritus of Psychiatry and Behavioral Sciences at the University of California, Davis School of Medicine
Kathy Angkustsiri, MD, MAS	Associate Professor of Clinical Pediatrics; Medical Director, 22q Healthy Minds Clinic, UC Davis MIND Institute

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

Employees and Human Capital Resources

The pharmaceutical industry is highly competitive. Attracting, developing and retaining talented people experienced in medical, clinical development, regulatory, manufacturing, finance and other positions is crucial to executing our strategy and our ability to compete effectively. Currently, one third of our employees hold advanced degrees in areas of expertise that are critical to our mission and our success, including medicine, pharmacy, biology, business and law. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, career opportunities and work environment. To that end, we offer compensation and incentives that include market-competitive pay, equity grants and performance bonuses, healthcare benefits, a retirement savings plan, paid time off and flexible work schedules. We embrace our Company culture and strive to foster a collaborative, inclusive and productive work environment. Digital transformation and the COVID-19 pandemic have fundamentally changed how people work, and we are leaning into digital-first workflows, tools and resources to enable us to be productive, wherever we are. We also believe in the value of people being together to help foster trust, relationships, collaboration and innovation. To fully leverage the contributions of our employees, our workplace model continues to evolve and provide opportunities for both in-office interactions and flexible work from home arrangements.

As of March 22, 2023, we had 27 employees, comprised of 25 full-time employees and 2 part-time employees. All of our employees are located in the U.S., with the exception of one employee located in Australia. In addition to our employees, we rely on third parties in the United States and in various parts of the world to conduct our preclinical studies and clinical trials, to provide services, including data management, statistical analysis and electronic compilation related to our development of Zygel, and to supply API and drug product for our clinical trials. We have no collective bargaining agreements with our employees and none are represented by labor unions.

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

We are a clinical stage pharmaceutical company dedicated to the development and commercialization of innovative transdermal pharmaceutically-produced cannabinoid treatments for rare and near-rare neuropsychiatric disorders in patients with high unmet medical needs. Since our inception in January 2007, we have devoted substantially all of our resources to the development of our product candidates. We have generated significant operating losses since our inception. Our net losses for the years ended December 31, 2022, 2021 and 2020 were approximately $35.0 million, $37.3 million and $51.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $274.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue from our product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete development activities, including the remaining preclinical studies and ongoing and planned clinical trials for our product candidates;

●	complete and submit NDAs to the FDA and MAAs to the EMA, and obtain regulatory approval for indications for which there is a commercial market;

●	complete and submit applications to, and obtain regulatory approval from, other foreign regulatory authorities;

●	manufacture any approved products in commercial quantities and on commercially reasonable terms;

●	develop a commercial organization, or find suitable partners, to market, sell and distribute approved products in the markets in which we have retained commercialization rights;

●	achieve acceptance among patients, clinicians and advocacy groups for any products we develop;

●	obtain coverage and adequate reimbursement from third parties, including government payors; and

●	set a commercially viable price and obtain reasonable price increases over time for any products for which we may receive approval.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial and increasing amounts to conduct further research and development, preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates if our clinical trials are successful, to seek reimbursement for any approved product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. As of December 31, 2022, we had approximately $50.6 million in cash and cash equivalents. We believe that cash and cash equivalents as of December 31, 2022 are sufficient to fund operations and capital requirements to mid-year 2024. The progress of Zygel for each target indication is uncertain because it is difficult to predict our spending for our product candidates prior to obtaining FDA approval due to numerous factors, including, without limitation, the rate of progress of clinical trials, the results of preclinical studies and clinical trials for such indication, the costs and timing of seeking and obtaining FDA and other regulatory approvals for clinical trials and FDA guidance regarding clinical trials for such indication. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. For these reasons, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. For example, despite the positive results seen in the BRIGHT trial, in June 2022 we announced that given the difficult financing market, we decided to defer the start of the Phase 3 development program in ASD in favor of focusing our resources on FXS and 22q. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to our candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As of December 31, 2022, we had U.S. net operating loss, or NOL, carryforwards of approximately $170.1 million for U.S. federal income tax and approximately $170.2 for state income tax purposes available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Our NOL carryforwards generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for 20 taxable years under applicable U.S. federal income tax law and begin to expire in 2028 if not utilized. NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. NOLs arising in tax years beginning after December 31, 2020 may not be carried back. A full valuation allowance has been provided against our NOLs as of December 31, 2022. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be.

Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. Under Section 382 of the Code, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have not performed any analyses under Section 382 of the Code and cannot forecast or otherwise determine our ability to derive benefit from our various U.S. federal or state tax attribute carryforwards. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Prior to our initial public offering, or IPO, most of our revenue was from the receipt of state and federal research grants. As of December 31, 2022, we have been granted approximately $7.9 million in federal and state research grants (all of which was granted prior to 2016). During 2018, we discontinued research and development studies associated with a previous grant and returned $0.7 million to the grantor in early 2019. Although we are not currently conducting research under any grants, we may be subject to audits by government agencies for previous grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of the grant, we may be required to repay funds previously disbursed. Accordingly, an audit could result in a material adjustment to our results of operations and financial condition.

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

Any positive results from our preclinical testing and completed Phase 1, Phase 2 and Phase 3 clinical trials of Zygel may not necessarily be predictive of the results from our ongoing clinical trials for Zygel in patients with FXS or 22q, and any planned or proposed additional clinical trials. For example, the results observed in the pre-planned, ad hoc analysis of highly methylated patients and the subsequent analysis of completely methylated patients who participated in the

CONNECT-FX trial may not be indicative of results we will observe in our confirmatory pivotal RECONNECT trial, and, similarly, the results observed in our INSPIRE trial, including through the 38-week treatment period, may not be indicative of results observed in any future Phase 3 trial of Zygel for the treatment of 22q. In addition, our interpretation of clinical data or our conclusions based on our preclinical in vitro and in vivo models may prove inaccurate or the FDA, EMA or other government regulatory bodies may interpret the clinical data differently. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or a marketing authorization granted by the European Commission. If we fail to produce positive results in our ongoing or planned clinical trials of Zygel for the treatment of symptoms of FXS or 22q, the development timeline and regulatory approval and commercialization prospects for Zygel, and, correspondingly, our business and financial prospects, would be materially adversely affected. Given all of these uncertainties, you should not place undue reliance on early data.

We may experience difficulties in managing our growth and expanding our operations.

We have limited resources to carry out objectives for our current and future pre-clinical studies and clinical trials. Since October 2015, we have conducted numerous clinical trials and plan to conduct clinical trials in the future, which is a time-consuming, expensive and uncertain process. In addition, while we have experienced management and expect to contract out many of the activities related to conducting these programs, we are a small company with only 27 employees and therefore have limited internal resources both to conduct pre-clinical studies and clinical trials and to monitor third-party providers. As our product candidates advance through clinical trials and potential regulatory approval and commercialization, we will need to expand our development, regulatory, commercial and manufacturing operations, either by expanding our internal capabilities or contracting with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures.

Failures or delays in our clinical trials of Zygel could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, findings related to safety and efficacy, changing regulatory standards and standards of medical care and other variables. In addition, inconclusive results or results that are not deemed statistically significant may cause delays in clinical development or lead us to reevaluate and redesign our clinical development programs. We do not know whether our clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials have in the past and may in the future be delayed or prevented for a number of reasons, including, among others:

●	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

●	clinical sites or investigators deviating from trial protocol, failing to conduct the trial in accordance with applicable regulatory requirements, or dropping out of a trial or failure of third-party clinical trial managers to meet their contractual obligations or deadlines;

●	delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;

●	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on the design of a given trial, or in obtaining authorization to commence a trial;

●	difficulties obtaining IRB, foreign regulatory authority, or ethics committee approval to conduct a clinical trial;

●	challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications, or concerns from prospective patients relating to public health factors including COVID-19, RSV and influenza;

●	severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

●	where applicable, recordkeeping, reporting or security violations at a clinical trial site, leading state authorities or foreign regulatory authorities to suspend or revoke the site’s controlled substance registration and causing a delay or termination of planned or ongoing clinical trials;

●	delays related to health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic;

●	regulatory concerns with cannabinoid products generally and the potential for abuse of those products;

●	difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest and difficulties having subjects return for post-treatment follow-up;

●	ambiguous or negative interim results; or

●	lack of adequate funding to continue the clinical trial.

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

Because we have limited financial and managerial resources, we are focusing on research programs relating to Zygel for certain indications, which concentrates the risk of product failure in the event Zygel proves to be unsafe or ineffective or inadequate for clinical development or commercialization. In particular, we are studying Zygel in patients with FXS and 22q. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for Zygel that could later prove to have greater commercial potential. We may also deem it advisable to refocus our clinical development programs based on clinical trial results. Our resource allocation decisions may cause us to fail to capitalize on viable approved commercial products (if any) or profitable market opportunities. For example, despite the positive results seen in the BRIGHT trial, in June 2022 we announced that given the difficult financing market, we decided to defer the start of the Phase 3 development program in ASD in favor of focusing our resources on FXS and 22q. Our spending on proprietary research and development programs relating to Zygel may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for Zygel, we may relinquish valuable rights to Zygel through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to Zygel.

Business interruptions, including any interruptions resulting from public health factors including COVID-19, RSV and influenza could cause a disruption of our operations and may materially and adversely affect our business and financial conditions.

All of our employees are located in the U.S., with the exception of one employee located in Australia. In addition to our employees, we rely on third parties in the United States and in various parts of the world to conduct our preclinical studies and clinical trials, to provide services, including data management, statistical analysis and electronic compilation related to our development of Zygel, and to supply API for Zygel and drug product candidates for our clinical trials. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, health pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively. We continue to closely monitor public health factors including COVID-19, RSV and influenza for potential impact to our clinical development plans, patient recruitment and overall trial timelines going forward. For example, in response to COVID-19, for our clinical development programs that were ongoing and/or completed during 2020, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical product candidates during the COVID-19 pandemic, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct to patient drug shipment from investigator sites, and local community study related clinical laboratory collection. We have continued to implement similar measures in our RECONNECT trial, which was initiated in September 2021, and will continue to evaluate them for other planned clinical trials that could be affected by the pandemic or other public health factors in the future.

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

Although most restrictions have been lifted, the resurgence or emergence of new variants of COVID-19 could in the future negatively impact our manufacturing and supply chain for Zygel, our clinical trial timelines, our financial condition and our results of operation. The extent to which the coronavirus and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak.

Even if we are able to commercialize Zygel, the product may not receive coverage and adequate reimbursement or appropriate price from third-party payors, which could harm our business.

The availability of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates, if approved, will depend substantially on the extent to which the costs of these product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Zygel. Even if coverage is provided, the approved reimbursement amount or Medicare negotiated price may not be adequate to allow us to establish or maintain pricing that would allow us to realize a sufficient return on our investment.

In the United States, the Medicare Modernization Act of 2003 (MMA) established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Inflation Reduction Act of 2022 (IRA) gives the Secretary of HHS the authority to negotiate prices for certain drugs directly with manufacturers. The MMA’s and IRA’s provisions, including their focus on cost reduction, the price negotiation program, inflation rebate requirements, and Part D benefit redesign, could limit the coverage and pricing opportunities available for any of our approved products. Furthermore, private payors often follow Medicare in setting their own coverage policies. Therefore, any reduction in coverage or limits on prices that results from these laws or future legislation may result in a similar downward pressures from private payors.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that may enter the market. We believe that a significant number of products are currently available or are under development and may become commercially available in the future, for the treatment of indications for which we may try to develop product candidates. If Zygel is approved for the indications we are currently pursuing, it will compete with a range of therapeutic treatments and technologies that are either in development or currently marketed. See the section titled “Business — Competition.”.

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

We have previously been subject to securities litigation and although we reached a final, court-approved settlement on all pending litigation during 2021, there can be no assurance that we will not become subject to additional litigation in the future that could result in substantial costs and a diversion of management’s resources and attention. In addition, any adverse determination from future litigation could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels, and, as we conduct clinical trials in the United Kingdom and Ireland, we are also subject to the EU’s General Data Protection Regulation, or GDPR, and the Data Protection Act of 2018 in the United Kingdom. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to or affected by HIPAA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. In addition, Australia and other countries have also adopted data protection laws and regulations, which impose significant compliance obligation.

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

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the European Commission, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates, we will need to complete our preclinical studies and clinical trials. Successfully completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

●	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

●	the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the FDA or EMA may require that we conduct additional clinical trials;

●	the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

●	the CROs and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that Zygel is safe and effective for its proposed indications;

●	the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States or outside the European Union, as applicable, where the standard of care is potentially different from that in the United States or in the European Union, as applicable;

●	if our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a REMS, which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the European Commission may grant only conditional marketing authorization or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

●	if the FDA determines that our product candidate has a potential for abuse, it may require us to include a description and analysis of studies or information related to abuse of the drug in the NDA, including, where applicable, a proposal for scheduling under the CSA, and further require us to perform additional studies;

●	the FDA, European Commission or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or in any jurisdiction where the API used in the manufacturing of Zygel would be deemed a controlled substance, the applicable regulatory agency may impose quotas to limit the quantities of API available to our manufacturers; or

●	the FDA, European Commission or other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the individual mandate. The Budget Control Act of 2011 and subsequent legislation, among other things, resulted in automatic reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013 and remain in place. The American Taxpayer Relief Act, signed into law in 2013, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. Most recently, in 2021, in an appeal from the lower courts regarding the constitutionality of the ACA, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

We expect that the Affordable Care Act, as well as other healthcare reform measures like the IRA that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

Increased scrutiny on drug pricing or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, which could adversely affect our revenue and results of operations.

Drug pricing by pharmaceutical companies is currently under increased scrutiny and is expected to continue to be the subject of intense political and public debate in the United States. Specifically, there have been U.S. Congressional inquiries and hearings with respect to pharmaceutical drug pricing practices, including the investigation of specific price increases by several pharmaceutical companies. Additionally, the federal government via the IRA and several states have passed laws designed to, among other things, bring more transparency to drug pricing, and other states may pursue similar initiatives in the future. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, increased scrutiny on drug pricing, negative publicity related to the pricing of pharmaceutical drugs generally, or changes in pricing regulations could restrict the amount that we are able to charge for our product candidates, which could have a material adverse effect on our revenue and results of operations.

We have been granted orphan drug designation by the FDA and EC for the use of cannabidiol for the treatment of FXS and 22q, but, if approved, we may be unable to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drug candidates for relatively small patient populations as orphan drugs. The FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that, if approved, the cost of developing and making the drug would be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of product candidates that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for product candidates intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that, if approved, sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the drug and indication for which it has orphan drug designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In the European Union, orphan designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Even though Zygel has received Fast Track designation, the FDA may not approve it at all or any sooner than other product candidates that do not have Fast Track designation.

We have received Fast Track designation from the FDA for Zygel for the treatment of behavioral symptoms associated with FXS. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe and does not increase the likelihood of approval for a product candidate. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as if it comes to believe a drug candidate no longer adequately addresses an unmet medical need. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other product candidates, we may not receive such a designation from the FDA.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

●	the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds (including through reimbursement by Medicare or Medicaid or other federal health care programs), which has been applied to impermissible promotion of pharmaceutical products for off-label uses, or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

●	HIPAA, as amended by HITECH, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by HITECH, among other things, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and imposes notification obligations in the event of a breach of the privacy or security individually identifiable health information;

●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, certain other licensed health care practitioners, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	civil monetary penalties that may apply to pharmaceutical manufacturers (1) found to have knowingly submitted any false pricing or other information to the government, (2) found to have made a misrepresentation in the reporting of our average sales price, (3) failing to submit the required data on a timely basis, (4) failing to participate in or offer negotiated pricing under the Medicare drug price negotiation program, if selected for participation, under the IRA, (5) failing to offer the negotiated price to Medicare beneficiaries, if subject to price negotiation, under the IRA, and (6) failing to pay inflation rebates as required under the IRA, among other conduct; which could also be grounds for the government to terminate government agreements for the purchase and reimbursement of pharmaceuticals and Medicare and other government healthcare program payment for manufacturer’s drugs;

●	numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information;

●	analogous state laws and regulations, such as state anti-kickback laws, false claims laws and privacy and security of health information laws, may apply to sales or marketing arrangements, claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or health information; and

●	certain state laws require pharmaceutical companies to adopt codes of conduct consistent with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; restrict certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers; and/or require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures.

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

In addition, our ability to obtain materials from these suppliers could be disrupted if the operations of these manufacturers are affected by earthquakes, power shortages, telecommunications failures, cybersecurity breaches, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political instability, and other natural or man-made disasters or business interruptions. If their facilities are unable to operate because of an accident or incident, even for a short period of time, some or all of our research and development programs may be harmed or delayed, and our operations and financial condition could suffer. Our third-party manufacturers also may use hazardous materials, including chemicals and compounds that could be dangerous to human health and safety or the environment, and their operations may also produce hazardous waste products. In the event of contamination or injury, our third-party manufacturers could be held liable for damages or be penalized with fines in an amount exceeding their resources, which could result in our clinical trials or regulatory approvals being delayed or suspended.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2022 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. As a result, proceedings to enforce our patent rights in certain foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and could be unsuccessful.

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

On November 1, 2022, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we no longer meet the minimum bid price requirement.

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

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement. However, if we fail to regain compliance with the minimum bid price listing requirement or fail to maintain compliance with all other applicable continued listing requirements and Nasdaq determines to delist our common stock, the delisting could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future, including under our ATM arrangement with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc. and our Equity Purchase Agreement with Lincoln Park Capital Fund, LLC; and limiting our ability to fund our operations.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

Our executive officers, directors, and holders of 5.0% or more of our capital stock collectively beneficially own approximately 13.1% of our voting stock as of March 22, 2023. This concentration of ownership could harm the market price of our common stock by:

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

Pursuant to our equity incentive plan, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of March 22, 2023, there were 615,153 shares of our common stock available for future grant under our Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended, or 2014 Equity Plan. Future equity incentive grants and issuances of common stock under the 2014 Equity Plan may result in material dilution to our stockholders and may have an adverse effect on the market price of our common stock.

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

Our compliance with the applicable rules of Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our company headquarters are located in Devon, Pennsylvania, where we occupy 10,877 square feet of office space. Our current lease for office space terminates on May 31, 2024.

Item 3.        Legal Proceedings

There are no material pending legal proceedings involving the Company. We may become engaged in legal actions arising in the ordinary course of our business (such as, for example, proceedings relating to employment matters or minor commercial disputes) from time to time and, while there can be no assurance, we believe that those types of legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.        Mine Safety Disclosure

None.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since August 5, 2015 under the symbol “ZYNE.”

Holders of Common Stock

As of March 22, 2023, there were 59 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We are currently developing Zygel (also known as ZYN002), the first and only pharmaceutically-produced cannabidiol formulated as a permeation-enhanced gel for transdermal delivery and manufactured without the presence of THC, which is patent protected through 2030. Additional patents expiring between 2026 and in 2040 are directed to methods of use relating to Zygel, including methods of treating FXS or 22q.

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

Zygel is being developed as a clear gel and is targeting treatment of behavioral symptoms of FXS and 22q. We have received orphan drug designations from the United States Food and Drug Administration, or FDA, and the European Commission for cannabidiol, the active ingredient in Zygel, for the treatment of FXS and 22q. In May 2019, we received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The FDA’s Fast Track program is designed to facilitate the development of drugs intended to treat serious conditions and fill unmet medical needs and can lead to expedited review by the FDA in order to get new important drugs to the patient earlier.

Clinical Development Programs

Our clinical programs for Zygel include ongoing and planned clinical trials evaluating Zygel in the treatment of behavioral symptoms of FXS and 22q.

The Zygel safety database across all clinical studies conducted by us includes data from more than 900 volunteers and patients. Across these clinical studies, Zygel has been generally well-tolerated to date, with a safety profile that has been consistent across our Phase 2 and Phase 3 clinical trials.

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

RECONNECT Trial

In September 2021, we initiated our RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children, Adolescents, and Young Adults with Fragile X Syndrome) trial, a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial is designed to confirm the positive results observed in patients having 100% or complete methylation of the impacted FMR1 gene in our CONNECT-FX trial.

RECONNECT is an 18-week trial that is expected to enroll approximately 200 patients, aged three through 22 years, at approximately 29 clinical sites in the United States, Australia, the United Kingdom and Ireland. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

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

Top-line results for the RECONNECT trial are expected in the first half of 2024. All patients who complete dosing in the RECONNECT trial will be eligible to enroll in our ongoing open-label extension trial.

22q

Phase 2 INSPIRE Trial

In June 2022, we announced top-line results from our Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. The Phase 2 trial was designed for signal detection by assessing the safety, tolerability and efficacy of Zygel for the treatment of behavioral symptoms of 22q in children and adolescents. Zygel was administered to patients with 22q as an add-on therapy to their standard of care and utilized a variety of efficacy assessments. Patients who completed the initial 14-week treatment period and met certain requirements were eligible to enroll in a 24 week open label extension for a total treatment period of 38 weeks. In December 2022, we announced additional data from patients who completed 38 weeks of treatment in the INSPIRE trial. Key findings from the trial include:

●	The total score and all five subscales of the Anxiety, Depression and Mood Scale (ADAMS) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

●	All five subscales of the Aberrant Behavior Checklist – Community, or ABC-C, showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline;

●	The Pediatric Anxiety Rating Scale (PARS – R) showed statistically significant improvements at 14 and 38 weeks of treatment compared to baseline; and

●	The majority of patients showed clinically meaningful improvements at week 14 as demonstrated by the CGI-I. Seventy-five percent of patients were rated by the clinicians as “improved,” “much improved” or “very much improved” with nearly two-thirds (62.5%) of the patients being “much improved” or “very much improved.”

Zygel was shown to be generally well tolerated over 38 weeks, and the safety profile was consistent with previously released data from other Zygel clinical trials. Three patients reported treatment related adverse events which were all mild application site adverse events. One patient discontinued treatment due to adverse events not related to Zygel.

Based on the positive Phase 2 data, we held an initial meeting with the FDA in the fourth quarter of 2002 to obtain feedback on the data and the regulatory path forward for Zygel in the treatment of children and adolescents with 22q. We expect that we will continue a productive dialogue with the FDA on this topic in 2023 and arrive at an acceptable trial design by the end of 2023. The Company does not expect to commence another trial in 22q until after the RECONNECT top line results are available in the first half of 2024.

Impact of COVID-19, Respiratory Syncytial Virus (RSV) and Influenza

We continue to closely monitor the status of COVID-19, including its potential impact on our clinical development plans, patient recruitment and overall clinical trial timelines going forward. In response to the impact of COVID-19, for our current clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during COVID-19, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments and local study-related clinical laboratory collection.

There is a possibility that our current or future clinical trial sites may be affected by COVID-19 due to prioritization of hospital resources toward COVID-19, as well as the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed.

In the fall of 2022, there was a significantly higher prevalence of influenza and RSV, in addition to the ongoing presence of COVID-19, leading to a “tripledemic”. The impact of the tripledemic was greatest in children, who are the primary population for our clinical trials.

We are aware that several clinical sites involved in our clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay or extend our projected clinical trial timelines. Some of our third-party manufacturers, which we use for the supply of materials for product candidates or other materials necessary to manufacture products to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by COVID-19. Should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our current or planned clinical trials. As of the date of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to our consolidated financial statements.

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $35.0 million, $37.3 million and $51.3 million for the years ended December 31, 2022, 2021, and 2020 respectively. As of December 31, 2022, our accumulated deficit was $274.5 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

In December 2018, the Subsidiary submitted an Advance Overseas Finding (“AOF”) application to a division of the Australian Government’s Department of Industry, Innovation and Science (“AusIndustry”), for a portion of the Company’s research and development activities incurred outside of Australia, which was approved by AusIndustry in July 2019. During the year ended December 31, 2019, we recorded $8.3 million as an incentive and tax receivable and recorded a corresponding credit to research and development expense for amounts expected to be received through the AOF for the period January 1, 2018 through December 31, 2019. In June 2020, the ATO informed us that we may not qualify for the AOF program based on their interpretation of certain eligibility requirements and, during the three months ended June 30, 2020, we determined it was no longer probable that the AOF claim would be received and we recorded a full reserve against the AOF receivable.

During the three months ended March 31, 2022, we concluded our conversations with the ATO on these matters and made the decision to no longer pursue the AOF claim, resulting in the write off of both the AOF receivable and the corresponding reserve during the period. During the three months ended March 31, 2022, we received a payment of $8.0 million from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020.

The following table summarizes research and development expenses for the years ended December 31, 2022, 2021, and 2020.

	Year ended December 31,
	2022	2021	2020
Research and development expenses - before R&D incentive	$22,101,576	$22,454,878	$29,437,551
Research and development incentive (non-AOF)	(1,001,910)	(1,030,389)	(1,890,252)
Research and development expenses (before impact of AOF)	21,099,666	21,424,489	27,547,299
Amounts reserved against AOF refund	—	—	8,107,695
Total research and development expenses	$21,099,666	$21,424,489	$35,654,994

We expect research and development expenses to increase in 2023 as compared to 2022 as we continue to conduct our RECONNECT clinical trial for FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. The impact of inflation could significantly impact the cost of our ongoing operations. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

●	the number of sites included in the clinical trials;

●	the length of time required to enroll suitable patients;

●	the size of patient populations participating in the clinical trials;

●	the duration of patient follow-ups;

●	the development stage of the product candidates; and

●	the efficacy and safety profile of the product candidates..

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

General and Administrative Expenses — General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, legal, human resource, investor relations and commercial functions. Our general and administrative expenses also include facility and related costs not included in research and development expenses, professional fees for legal services, including patent-related expenses, litigation settlement expenses, consulting, tax and accounting services, insurance, market research and general corporate expenses. We expect that our general and administrative expenses will increase for the next several years due to inflation and increased labor costs, and as we increase our headcount with the continued development and potential commercialization of our product candidates.

Interest Income — Interest income primarily consists of interest earned on balances maintained in our money market bank account.

Foreign Exchange (Loss) Gain — Foreign exchange (loss) gain relates to the effect of exchange rates on transactions incurred by the Subsidiary.

Income Taxes — As of December 31, 2022, we had $170.1 million of federal operating loss carryforwards and $5.7 million of research tax credit carryforwards available to offset future taxable income and income tax, respectively. These operating loss and research tax credit carryforwards will begin to expire in 2028 and 2027, respectively. Operating losses that were generated after December 31, 2017 carryforward indefinitely. At December 31, 2022 and 2021, we concluded that a full valuation allowance is necessary for our deferred tax assets as it is uncertain if the deferred income tax assets associated with our U.S. operations will be realized.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

	Year Ended		Increase
	December 31,		(Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$21,099,666	$21,424,489	$(324,823)	(2)%
General and administrative	14,151,874	15,345,901	(1,194,027)	(8)
Total operating expenses	35,251,540	36,770,390	(1,518,850)	(4)
Loss from operations	(35,251,540)	(36,770,390)	1,518,850	(4)
Other income (expense)	215,734	(538,634)	754,368	(140)
Net loss	$(35,035,806)	$(37,309,024)	$2,273,218	(6)%

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 2%, to $21.1 million for the year ended December 31, 2022 from $21.4 million for the year ended December 31, 2021. The decrease was primarily related to lower stock-based compensation expenses partially offset by increases in manufacturing costs associated with our Zygel program.

.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 8%, to $14.2 million for the year ended December 31, 2022 from $15.3 million for the year ended December 31, 2021. The decrease was primarily related to lower stock-based compensation expenses and a decrease in proxy solicitation costs related to our annual meeting.

Other Income (Expense)

During the years ended December 31, 2022 and 2021, we recognized $0.8 million and $21,047, respectively, in interest income. The increase in interest income was related to interest income received from the ATO for the payment of the prior year’s non-AOF research and development incentives and higher average interest rates earned on our investments. During the years ended December 31, 2022 and 2021, we recognized foreign currency losses of $0.6 million for both periods. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the issuance and sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offerings and through the Equity Purchase Agreement) and convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents of $50.6 million. Our working capital was $45.6 million as of December 31, 2022.

Management believes that cash and cash equivalents as of December 31, 2022 are sufficient to fund operations and capital requirements to mid-year 2024. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from multiple factors such as the ongoing COVID-19 pandemic and conflict in Ukraine.

At The Market Financings

In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which, under a prospectus filed in May 2022, we may sell, from time to time, up to $75.0 million of our common stock. During the year ended December 31, 2022, we sold and issued 4,608,274 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $1.35 per share, resulting in gross proceeds of $6.2 million. Net proceeds after deducting commissions and offering expenses were $5.8 million. From January 1, 2023 through March 22, 2023, we sold and issued 1,179,077 shares of our common stock in the open market at a weighted average selling price of $0.56 per share, for gross proceeds of $0.7 million and net proceeds, after deducting commissions and offering expenses, of $0.6 million.

Equity Purchase Agreement

On July 21, 2022, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $20.0 million of our common stock. Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock. Such sales of common stock will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on July 21, 2022. The number of shares we may sell to Lincoln Park on any single business day in a regular purchase is 150,000, but that amount may be increased up to 300,000 shares, depending upon the market price of our common stock at the time of sale and subject to a maximum limit of $2.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases. During the year ended December 31, 2022, we sold and issued 350,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.92 per share, resulting in gross of $0.3 million and net proceeds, after deducting offering expenses, of $0.2 million. From January 1, 2023 through March 22, 2023, we sold and issued 1,950,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.53 per share, resulting in gross and net proceeds of $1.0 million.

Debt

We had no debt outstanding as of December 31, 2022 or 2021.

Future Capital Requirements

During the year ended December 31, 2022, net cash used in operating activities was $23.0 million, and our accumulated deficit as of December 31, 2022 was $274.5 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. Other than the Purchase Agreement with Lincoln Park, we have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, including through our 2021 Sales Agreement or Purchase Agreement with Lincoln Park, our stockholders will experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(23,026,950)	$(33,457,476)
Investing activities	(154,105)	(47,570)
Financing activities	6,014,048	42,155,859
Net (decrease) increase in cash and cash equivalents	$(17,167,007)	$8,650,813

Operating Activities

For the year ended December 31, 2022, cash used in operating activities was $23.0 million, compared to $33.5 million for the year ended December 31, 2021. The change from the comparable 2021 period was primarily due to the Company receiving payment of $8.0 million from the ATO for the non-AOF research and development incentive for the years ended December 31, 2018, 2019 and 2020. Our cash flows used in operations may differ substantially from our net loss due to non-cash charges and changes in balance sheet accounts.

We expect cash used in operating activities to increase in 2023 as compared to 2022, as we continue to conduct our RECONNECT clinical trial in FXS.

Investing Activities

For the years ended December 31, 2022 and 2021, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 consisted of $5.8 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement and $0.2 million in net proceeds from sales of our shares under the Purchase Agreement. Cash provided by financing activities for the year ended December 31, 2021 consisted primarily of $42.2 million in net proceeds from sales of our shares of common stock under the 2019 Sales Agreement.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, or ASU 2021-10, which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. The adoption of the guidance on January 1, 2022 did not have a material impact on our consolidated financial statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes nor do we engage in any hedging activities. As of December 31, 2022, we had cash and cash equivalents of $50.6 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zynerba Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of prepaid development expenses and accrued research and development expenses

As discussed in Notes 2, 4 and 6 to the consolidated financial statements, research and development costs are expensed as incurred, which include accrued external research and development expenses incurred under arrangements with third parties, such as contract research organizations (CROs) that conduct clinical trials and contract manufacturing organizations (CMOs). At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project, considering factors such as the number of patients enrolled in studies, milestones achieved and other criteria related to the efforts of its vendors. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. The prepaid development expenses and accrued research and development expenses were $0.7 million and $4.2 million, respectively, as of December 31, 2022.

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

Philadelphia, Pennsylvania
March 28, 2023

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,640,993	$67,808,000
Incentive and tax receivables	1,225,383	9,580,468
Prepaid expenses and other current assets	2,908,731	2,831,392
Total current assets	54,775,107	80,219,860
Property and equipment, net	409,572	385,833
Right-of-use assets	336,215	565,814
Total assets	$55,520,894	$81,171,507
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,942,830	$1,798,813
Accrued expenses	7,014,882	7,896,598
Lease liabilities	214,901	209,068
Total current liabilities	9,172,613	9,904,479
Lease liabilities, long-term	119,524	353,694
Total liabilities	9,292,137	10,258,173
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,895,687 shares issued and outstanding at December 31, 2022 and 41,217,537 shares issued and outstanding at December 31, 2021	47,896	41,218
Additional paid-in capital	320,698,146	310,353,595
Accumulated deficit	(274,517,285)	(239,481,479)
Total stockholders' equity	46,228,757	70,913,334
Total liabilities and stockholders' equity	$55,520,894	$81,171,507

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$21,099,666	$21,424,489	$35,654,994
General and administrative	14,151,874	15,345,901	16,407,548
Total operating expenses	35,251,540	36,770,390	52,062,542
Loss from operations	(35,251,540)	(36,770,390)	(52,062,542)
Other income (expense):
Interest income	846,860	21,047	243,992
Foreign exchange (loss) gain	(631,126)	(559,681)	481,719
Total other income (expense)	215,734	(538,634)	725,711
Net loss	$(35,035,806)	$(37,309,024)	$(51,336,831)

Net loss per share basic and diluted	$(0.82)	$(0.95)	$(1.90)
Basic and diluted weighted average shares outstanding	42,662,770	39,259,495	27,022,931

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2019	23,211,391	$23,211	$226,409,156	$(150,835,624)	$75,596,743
Issuance of common stock, net of issuance costs	6,596,873	6,597	30,699,492	—	30,706,089
Issuance of restricted stock	167,000	167	(167)	—	—
Stock-based compensation expense	—	—	5,177,527	—	5,177,527
Net loss	—	—	—	(51,336,831)	(51,336,831)
Balance at December 31, 2020	29,975,264	29,975	262,286,008	(202,172,455)	60,143,528
Issuance of common stock, net of issuance costs	10,244,326	10,245	42,210,099	—	42,220,344
Issuance of restricted stock	984,822	985	(985)	—	—
Exercise of stock options	13,125	13	47,893	—	47,906
Stock-based compensation expense	—	—	5,810,580	—	5,810,580
Net loss	—	—	—	(37,309,024)	(37,309,024)
Balance at December 31, 2021	41,217,537	41,218	310,353,595	(239,481,479)	70,913,334
Issuance of common stock, net of issuance costs	4,958,274	4,958	6,014,544	—	6,019,502
Commitment shares issued under an equity purchase agreement	347,222	347	(347)	—	—
Issuance of restricted stock	1,372,654	1,373	(1,373)	—	—
Stock-based compensation expense	—	—	4,331,727	—	4,331,727
Net loss	—	—	—	(35,035,806)	(35,035,806)
Balance at December 31, 2022	47,895,687	$47,896	$320,698,146	$(274,517,285)	$46,228,757

See accompanying notes to consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(35,035,806)	$(37,309,024)	$(51,336,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219,283	247,140	207,035
Stock-based compensation	4,331,727	5,810,580	5,177,527
Changes in operating assets and liabilities:
Incentive and tax receivables	8,355,084	(537,882)	5,571,383
Prepaid expenses and other assets	(58,998)	2,472,624	(2,981,094)
Right-of-use assets and liabilities	1,263	(7,542)	(3,027)
Accounts payable	70,568	(723,903)	(2,145,165)
Accrued expenses	(910,071)	(3,409,469)	4,196,132
Net cash used in operating activities	(23,026,950)	(33,457,476)	(41,314,040)
Cash flows from investing activities:
Purchases of property and equipment	(154,105)	(47,570)	(445,314)
Net cash used in investing activities	(154,105)	(47,570)	(445,314)
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,557,290	43,193,660	31,707,228
Payment of financing fees and expenses	(543,242)	(1,085,707)	(853,929)
Proceeds from the exercise of stock options	—	47,906	—
Net cash provided by financing activities	6,014,048	42,155,859	30,853,299
Net (decrease) increase in cash and cash equivalents	(17,167,007)	8,650,813	(10,906,055)
Cash and cash equivalents at beginning of year	67,808,000	59,157,187	70,063,242
Cash and cash equivalents at end of year	$50,640,993	$67,808,000	$59,157,187

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of year	$55,387	$42,500	$17,275
Property and equipment acquired but unpaid at end of year	$88,917	$—	$—

See accompanying notes to consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Business and Liquidity

Zynerba Pharmaceuticals, Inc., together with its subsidiary, Zynerba Pharmaceuticals Pty Ltd (collectively, “Zynerba,” the “Company,” or “we”), is a clinical stage specialty pharmaceutical company focused on the development of pharmaceutically-produced transdermal cannabinoid therapies for orphan neuropsychiatric disorders, including Fragile X syndrome (“FXS”) and chromosome 22q11.2 deletion syndrome (“22q”). We have been granted orphan drug designations from the United States Food and Drug Administration (“FDA”) and the European Commission for the use of cannabidiol for the treatment of FXS and 22q. In addition, we have received Fast Track designation from the FDA for treatment of behavioral symptoms associated with FXS. The Company has decided to prioritize its resources on FXS and 22q, both of which have no approved products. While we believe the data from the Company’s autism spectrum disorder (“ASD”) clinical development program to date are compelling, given the difficult financial market, the Company has decided to defer the start of the Phase 3 development program in ASD.

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $274.5 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

Management believes that the Company’s cash and cash equivalents as of December 31, 2022 are sufficient to fund operations and capital requirements to mid-year 2024. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to raise sufficient additional financing depends on many factors beyond its control, including the current and ongoing volatility in the capital markets as a result of the COVID-19 pandemic. There is no assurance that such financing will be available when needed or on acceptable terms.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

d. Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2022 and 2021, the Company invested a portion of its cash balances in money market funds that seek to maintain a stable net asset value. These investments have been included as cash equivalents on the consolidated balance sheets.

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of December 31, 2022, incentive and tax receivables included $0.2 million for refundable GST on expenses incurred with Australian vendors during the three months ended December 31, 2022.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

Current incentive and tax receivables consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Research and development incentive (non-AOF) for the period 1/1/18 - 12/31/18	$—	$3,144,152
Research and development incentive (non-AOF) for the period 1/1/19 - 12/31/19	—	2,914,931
Research and development incentive (non-AOF) for the period 1/1/20 - 12/31/20	—	1,993,038
Research and development incentive (non-AOF) for the period 1/1/21 - 12/31/21	—	1,226,688
Research and development incentive (non-AOF) for the period 1/1/22 - 12/31/22	977,714	—
Research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	8,566,843
Goods and services tax	247,669	301,659
Total incentive and tax receivables before reserve for AOF	1,225,383	18,147,311
Reserve for research and development incentive (AOF) for the period 1/1/18 - 12/31/19	—	(8,566,843)
Total incentive and tax receivables - current assets	$1,225,383	$9,580,468

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

g. Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, which include property and equipment, whenever significant events or changes in circumstances indicate an impairment may have occurred. If indicators of an impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset in excess of fair value and a charge to operating results. For the years ended December 31, 2022, 2021 and 2020, the Company determined that there was no impairment of its long-lived assets.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following table summarizes research and development expenses for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
	2022	2021	2020
Research and development expenses - before R&D incentive	$22,101,576	$22,454,878	$29,437,551
Research and development incentive (non-AOF)	(1,001,910)	(1,030,389)	(1,890,252)
Research and development expenses (before impact of AOF)	21,099,666	21,424,489	27,547,299
Amounts reserved against AOF refund	—	—	8,107,695
Total research and development expenses	$21,099,666	$21,424,489	$35,654,994

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

The expected term of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For expected stock price volatility, the Company has historically used comparable public companies, in addition to the Company’s historical volatility, as a basis for its expected volatility to calculate the fair value of option grants. For option grants issued beginning in 2022, the Company used its own stock price volatility, over the expected term of the award, as the basis for its expected volatility. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected term of the option.

j. Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The carrying amount of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets. The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2022 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

k. Net Loss Per Share

Basic net loss per share is determined using the weighted average number of shares of common stock outstanding during each period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock and stock options, which would result in the issuance of incremental shares of

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

common stock. Basic and dilutive computations of net loss per share are the same in periods in which a net loss exists as the dilutive effects of restricted stock and stock options would be anti-dilutive.

The following potentially dilutive securities outstanding as of December 31, 2022, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	December 31,
	2022	2021	2020
Stock options	6,276,016	5,224,913	4,546,484
Unvested restricted stock	2,114,512	989,822	173,800
	8,390,528	6,214,735	4,720,284

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

n. Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. The Company adopted ASU 2021-10 effective January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

Level 3 — Valuations based on unobservable inputs and models that are supported by little or no market activity.

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

		Fair Value Measurement
	Carrying amount	as of December 31, 2022
	as of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$44,663,395	$44,663,395	$—	$—
	$44,663,395	$44,663,395	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2021
	as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$67,709,279	$67,709,279	$—	$—
	$67,709,279	$67,709,279	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Prepaid development expenses	$668,096	$543,897
Prepaid insurance	1,546,784	1,952,867
Deferred financing costs	155,956	137,615
Other current assets	537,895	197,013
Total prepaid expenses and other current assets	$2,908,731	$2,831,392

(5) Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	Estimated
	useful life	December 31,	December 31,
	(in years)	2022	2021
Equipment	2-5	$828,666	$740,543
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,356
Leasehold improvements	various	68,881	68,881
Construction in process		234,241	79,342
Total cost		1,473,463	1,230,441
Less accumulated depreciation		(1,063,891)	(844,608)
Property and equipment, net		$409,572	$385,833

Depreciation expense was $219,283, $247,140 and $207,035 for the years ended December 31, 2022, 2021 and 2020, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

(6) Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accrued compensation	$2,016,402	$2,412,291
Accrued research and development	4,239,719	5,125,010
Other	758,761	359,297
Total accrued expenses	$7,014,882	$7,896,598

(7) Stockholders’ Equity

Preferred Stock

The Company’s board of directors are authorized to issue up to 10.0 million shares of preferred stock, with any rights, preferences and privileges as it may designate. As of December 31, 2022, no shares of preferred stock were issued.

Common Stock

a. At The Market Financing

In May 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents (collectively, the “2021 Sales Agents”), pursuant to which, under a prospectus filed by the Company in May 2022, the Company may sell, from time to time, up to $75.0 million of its common stock. During the year ended December 31, 2022, the Company sold and issued 4,608,274 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $1.35 per share, resulting in gross proceeds of $6.2 million. Net proceeds after deducting commissions and offering expenses were $5.8 million. From January 1, 2023 through March 22, 2023, the Company sold and issued 1,179,077 shares of its common stock in the open market at a weighted average selling price of $0.56 per share, for gross proceeds of $0.7 million and net proceeds, after deducting commissions and offering expenses, of $0.6 million.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

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

During the year ended December 31, 2022, the Company sold and issued 350,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.92 per share, resulting in gross of $0.3 million and net proceeds, after deducting offering expenses, of $0.2 million. From January 1, 2023 through March 22, 2023, the Company sold and issued 1,950,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.53 per share, resulting in gross and net proceeds of $1.0 million.

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants and advisors. In addition, the 2014 Plan provides selected executive employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2023, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 12,304,869 shares. As of December 31, 2022, 1,442,876 shares were available for future issuance under the 2014 Plan.

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

During 2021, the Company granted 551,911 time-based restricted stock awards to employees and non-employee directors of which 474,911 restricted stock awards remained outstanding as of December 31, 2022. In addition, during 2021, the Company granted 506,911 performance-based restricted stock awards to employees of which 187,964 restricted stock awards have fully vested and 281,947 restricted stock awards remained outstanding as of December 31, 2022. The performance-based conditions for these performance-based grants were deemed probable of achievement during 2021 and, as of December 31, 2022, the Company has recorded $1.7 million in stock-based compensation expense related to these grants. As of December 31, 2022, there was $13,565 of unrecognized stock-based compensation

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

During 2022, the Company granted 841,654 time-based restricted stock awards to employees, non-employee directors and consultants of which 804,654 restricted stock awards remained outstanding as of December 31, 2022. In addition, during 2022, the Company granted 556,500 performance-based restricted stock awards to employees of which 548,000 restricted stock awards remained outstanding as of December 31, 2022. As of December 31, 2022, satisfaction of the related performance conditions has not been deemed probable of being achieved and there was $1.1 million of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition once the performance conditions have been deemed probable.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $4,331,727, $5,810,580, and $5,177,527, respectively, in stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants			Restricted stock awards
	2022	2021	2020	2022	2021	2020
Research and development	$1,032,267	$1,479,681	$2,053,675	$940,627	$1,348,290	$141,213
General and administrative	1,243,842	1,696,490	2,922,620	1,114,991	1,286,119	60,019
	$2,276,109	$3,176,171	$4,976,295	$2,055,618	$2,634,409	$201,232

The following table summarizes the Company’s stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2020	4,546,484	$9.76
Granted	869,867	3.71
Exercised	(13,125)	3.65
Forfeited	(178,313)	10.69
Outstanding as of December 31, 2021	5,224,913	8.74
Granted	1,136,728	2.17
Forfeited	(85,625)	10.97
Outstanding as of December 31, 2022	6,276,016	7.52	5.92	$—
Exercisable as of December 31, 2022	4,441,441	9.41	4.82	$—
Vested and expected to vest as of December 31, 2022	6,276,016	$7.52

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $1.74, $2.86, and $3.58, respectively.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2022	2021	2020
Weighted-average risk-free interest rate	2.02%	0.40%	1.27%
Expected term of options (in years)	6.11	6.21	6.18
Expected stock price volatility	100.23%	95.94%	82.00%
Expected dividend yield	0%	0%	0%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

As of December 31, 2022, there was $3.3 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.26 years. During the year ended December 31, 2021, the Company received $47,906 in cash from the exercise of employee stock options.

The following table summarizes the restricted stock award activity under the 2014 Plan:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2020	173,800	$3.64
Granted	1,058,822	3.61
Forfeited	(74,000)	3.58
Vested	(168,800)	3.60
Unvested as of December 31, 2021	989,822	3.62
Granted	1,398,154	2.17
Forfeited	(25,500)	2.41
Vested	(247,964)	3.61
Unvested as of December 31, 2022	2,114,512	$2.86	$1,120,691
Expected to vest as of December 31, 2022	1,561,512	$2.85	$827,601

As of December 31, 2022, there was $1.1 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.56 years.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of December 31, 2022, the Company’s right-of-use asset, net of amortization, was $336,215.

Other operating lease information as of December 31, 2022:

Weighted-average remaining lease term - operating leases	1.4	years
Weighted-average discount rate - operating leases	2.76%

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

December 31,
Year ending:	2022
December 31, 2023	$240,420
December 31, 2024	100,175
Total minimum lease payments	340,595
Less: imputed lease interest	(6,170)
Total lease liabilities	$334,425

Lease expense for the years ended December 31, 2022, 2021, and 2020 was comprised of the following:

	Year ended December 31,
	2022	2021	2020
Operating lease expense	$241,683	$244,209	$256,837
Variable lease expense	61,625	60,864	58,697
Total lease expense	$303,308	$305,073	$315,534

Total cash payments related to leases for the years ended December 31, 2022, 2021, and 2020 were $302,045, $310,448 and $318,561, respectively.

(10) Defined Contribution Retirement Plan

The Company offers a tax-qualified defined contribution retirement plan, which we refer to as our 401(k) plan, to eligible employees, including our current named executive officers. Our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to the limitations imposed by the Internal Revenue Service. The Company may, but is not required to, make discretionary employer matching contributions on behalf of eligible employees under this plan. The Company provides an employer match on the first 6% of employee contributions and employer matching contributions vest immediately. For the years ended December 31, 2022, 2021 and 2020, the Company provided an employer match of 67%, 33% and 33%, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company’s contributions to the plan were $240,833, $111,258 and $111,846, respectively.

(11) Income Taxes

The Company’s U.S. and foreign loss before income taxes are set forth below:

	Year ended December 31,
	2022	2021	2020
United States	$(33,308,897)	$(34,729,615)	$(40,407,933)
Foreign	(1,726,909)	(2,579,409)	(10,928,898)
Total	$(35,035,806)	$(37,309,024)	$(51,336,831)

The Company had $170.1 million and $160.6 million of federal net operating loss carryforwards and $5.7 million and $4.7 million of U.S. research tax credit carryforwards as of December 31, 2022 and 2021, respectively. The U.S. federal net operating loss carryforwards and research tax credit carryforwards begin to expire in 2028 and 2027, respectively. Federal net operating losses that were generated after December 31, 2017 carryforward indefinitely. The Company has $170.2 million and $160.6 million of state net operating loss carryforwards as of December 31, 2022 and 2021, respectively. The state net operating loss carryforwards begin to expire in 2028. As of December 31, 2022 and 2021, the Company had $2.8 million and $3.0 million, respectively, of Australian net operating loss carryforwards, which have an indefinite life.

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

The components of the net deferred income tax asset as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards	$49,832,469	$46,999,701
Research and development credit carry forwards	5,687,207	4,761,598
Research and development expenditure capitalization	5,436,581	—
Stock-based compensation	9,277,449	8,656,457
Property and equipment	39,703	16,839
Other	786,861	703,134
Gross deferred tax assets	71,060,270	61,137,729
Less valuation allowance	(71,060,270)	(61,137,729)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act passed in 2017 included a provision which requires taxpayers to capitalize and amortize U.S.-based research or experimental expenditures (“R&E”) over a period of five years and non-U.S. R&E over 15 years effective for tax years beginning after December 31, 2021, pursuant to Internal Revenue Code Section 174.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. The valuation allowance increased by $9.9 million and $6.6 million during the years ended December 31, 2022 and 2021, respectively, due primarily to the generation of net operating loss carryforwards during those years and the capitalization of R&E in 2022.

The Company does not have unrecognized tax benefits as of December 31, 2022 and 2021, respectively. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–CONTINUED

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2022	2021	2020
Federal income tax benefit at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	7.1	7.1	6.4
Nondeductible research and development expenses	(0.7)	(1.1)	(4.6)
Other permanent differences	(1.6)	(0.8)	0.2
Research and development credit benefit	2.8	2.6	2.2
Adjustment of prior years' income taxes	(0.3)	(11.0)	(0.1)
Change in valuation allowance	(28.3)	(17.8)	(25.1)
Effective income tax rate	—%	—%	—%

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and Australia. The Company’s U.S. tax returns for the tax years 2011 to 2022 remain open and subject to examination.

(12) Commitments and Contingencies

a.	Leases

The Company is a party to a noncancelable operating lease for office space, under a long-term lease arrangement. As of December 31, 2022, future minimum lease commitment for the Company’s noncancelable lease was $423,750.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement on Schedule 14A for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”).

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to the material under the captions “Board of Directors, Executive Officers and Corporate Governance,” “Director Compensation” and “Executive Compensation” in our 2023 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

				Number of securities
	Number of		Weighted-	remaining available
	securities to		average	for future issuance
	be issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding		outstanding	(excluding securities
Plan Category	options		options	reflected in column (a))
Equity compensation plans approved by security holders	6,126,016		$7.45	1,442,876
Equity compensation plans not approved by security holders	150,000	(1)	10.23	—	(2)
Total	6,276,016		$7.52	1,442,876

(1)	Reflects option grants that were “inducement grants” as defined in Nasdaq Listing Rule 5635(c)(4).
(2)	Our board of directors has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under stockholder-approved plan.

Please see Note (8) to our audited financial statements for a description of our Amended and Restated 2014 Omnibus Incentive Compensation Plan.

The other information required by this item is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material under the captions “Certain Relationships and Related Party Transactions,” “Board of Directors, Executive Officers and Corporate Governance – Policies and Procedures for Related Party Transactions” and “Board of Directors, Executive Officers and Corporate Governance – Our Board” in our 2023 Proxy Statement.

Item 14.        Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185

The information required by this item is incorporated herein by reference to the material under the captions “Independent Auditors and Related Fees” in our 2023 Proxy Statement.

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

10.3(A)+

Employment Agreement dated February 14, 2022, by and between the registrant and Albert P. Parker. Incorporated herein by reference to Exhibit 10.3(A) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-37526) filed on March 1, 2022.

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

10.8+

Zynerba Pharmaceuticals, Inc. Non-Employee Director Compensation Policy. Incorporated herein by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-37526) filed on March 1, 2022.

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

10.16

Purchase Agreement, dated as of July 21, 2022, by and between Zynerba Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC. Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on July 22, 2022.

10.17

Registration Rights Agreement, dated as of July 21, 2022, by and between Zynerba Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC. Incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-37526) filed on July 22, 2022.

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

Date: March 28, 2023

ZYNERBA PHARMACEUTICALS, INC.

By:	/s/ Armando Anido
Armando Anido
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Armando Anido	Chairman and Chief Executive Officer	March 28, 2023
Armando Anido	(Principal Executive Officer)

/s/ James E. Fickenscher James E. Fickenscher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023

/s/ John P. Butler John P. Butler	Director	March 28, 2023

/s/ Warren D. Cooper, MB, BS, BSc, MFPM Warren D. Cooper, MB, BS, BSc, MFPM	Director	March 28, 2023

/s/ William J. Federici William J. Federici	Director	March 28, 2023

/s/ Daniel L. Kisner, MD Daniel L. Kisner, MD	Director	March 28, 2023

/s/ Kenneth I. Moch Kenneth I. Moch	Director	March 28, 2023

/s/ Pamela Stephenson Pamela Stephenson	Director	March 28, 2023

1