Form 10-Q
period 2023-03-31
Zynerba Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number: 001-37526

Zynerba Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0389433 (I.R.S. Employer Identification No.)

80 W. Lancaster Avenue, Suite 300 Devon, PA (Address of principal executive offices)	19333 (Zip Code)

(484) 581-7505
(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZYNE	The Nasdaq Capital Market

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

As of May 11, 2023, the registrant had 53,652,487 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q, or this Quarterly Report, that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing and availability of and the need for additional financing;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative developments impacting our industry or the healthcare system broadly, including but not limited to the Inflation Reduction Act of 2022 and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contract laboratories and independent contractors;
●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	our ability to maintain proper functionality and security of our internal computer and information systems and to prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including COVID-19 and higher influenza and respiratory syncytial virus (RSV) rates, could disrupt our operations or materially and adversely affect our business and financial conditions;
●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, and/or actions and uncertainties surrounding the debt ceiling and the federal budget;
●	adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations;
●	the extent to which the volatility of the global financial markets, inflationary pressures and global instability, including political instability, such as a deterioration in the relationship between the U.S. and China or the ongoing conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations and/or our financial condition; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our 2022 Annual Report, under the caption “Item 1A. Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$44,400,344	$50,640,993
Incentive and tax receivables	1,174,817	1,225,383
Prepaid expenses and other current assets	2,001,086	2,908,731
Total current assets	47,576,247	54,775,107
Property and equipment, net	473,270	409,572
Incentive and tax receivables	309,190	—
Right-of-use assets	277,826	336,215
Total assets	$48,636,533	$55,520,894
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,142,216	$1,942,830
Accrued expenses	7,251,414	7,014,882
Lease liabilities	216,385	214,901
Total current liabilities	9,610,015	9,172,613
Lease liabilities, long-term	59,967	119,524
Total liabilities	9,669,982	9,292,137
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,502,487 shares issued and outstanding at March 31, 2023 and 47,895,687 shares issued and outstanding at December 31, 2022	53,503	47,896
Additional paid-in capital	323,544,176	320,698,146
Accumulated deficit	(284,631,128)	(274,517,285)
Total stockholders' equity	38,966,551	46,228,757
Total liabilities and stockholders' equity	$48,636,533	$55,520,894

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,078,081	$5,146,605
General and administrative	3,393,094	3,757,310
Total operating expenses	10,471,175	8,903,915
Loss from operations	(10,471,175)	(8,903,915)
Other income (expense):
Interest income	447,315	96,044
Foreign exchange (loss) gain	(89,983)	317,252
Total other income (expense)	357,332	413,296
Net loss	$(10,113,843)	$(8,490,619)

Net loss per share basic and diluted	$(0.21)	$(0.21)
Basic and diluted weighted average shares outstanding	48,430,567	40,304,484

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three months ended March 31, 2023
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2022	47,895,687	$47,896	$320,698,146	$(274,517,285)	$46,228,757
Issuance of common stock, net of issuance costs	3,279,077	3,279	1,747,000	—	1,750,279
Issuance of restricted stock	1,896,167	1,896	(1,896)	—	—
Common stock issued in lieu of annual bonus	431,556	432	278,940	—	279,372
Stock-based compensation expense	—	—	821,986	—	821,986
Net loss	—	—	—	(10,113,843)	(10,113,843)
Balance at March 31, 2023	53,502,487	$53,503	$323,544,176	$(284,631,128)	$38,966,551

	Three months ended March 31, 2022
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	41,217,537	$41,218	$310,353,595	$(239,481,479)	$70,913,334
Issuance of common stock, net of issuance costs	857,060	857	1,582,916	—	1,583,773
Issuance of restricted stock	1,249,500	1,249	(1,249)	—	—
Stock-based compensation expense	—	—	1,160,482	—	1,160,482
Net loss	—	—	—	(8,490,619)	(8,490,619)
Balance at March 31, 2022	43,324,097	$43,324	$313,095,744	$(247,972,098)	$65,166,970

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,113,843)	$(8,490,619)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	51,638	60,695
Stock-based compensation	821,986	1,160,482
Changes in operating assets and liabilities:
Incentive and tax receivables	(258,624)	7,713,431
Prepaid expenses and other assets	961,846	805,897
Right-of-use assets and liabilities	316	316
Accounts payable	272,835	(256,931)
Accrued expenses	383,558	(792,639)
Net cash (used in) provided by operating activities	(7,880,288)	200,632
Cash flows from investing activities:
Purchases of property and equipment	(89,552)	(51,607)
Net cash used in investing activities	(89,552)	(51,607)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,766,012	1,789,524
Payment of financing fees and expenses	(36,821)	(48,684)
Net cash provided by financing activities	1,729,191	1,740,840
Net (decrease) increase in cash and cash equivalents	(6,240,649)	1,889,865
Cash and cash equivalents at beginning of period	50,640,993	67,808,000
Cash and cash equivalents at end of period	$44,400,344	$69,697,865

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$88,500	$104,452
Property and equipment acquired but unpaid at end of period	$114,701	$—

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $284.6 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant revenue from its product candidates currently in development. The Company's primary source of liquidity has been the issuance of equity securities.

Management believes that the Company’s cash and cash equivalents as of March 31, 2023 are sufficient to fund operations and capital requirements to mid-year 2024. Substantial additional financings will be needed by the Company to fund its operations, and to complete clinical development of and to commercially develop its product candidates. The Company’s ability to access the capital markets or otherwise raise such capital may be adversely impacted by geopolitical tensions and macroeconomic events and the recent disruptions to, and volatility in, financial markets in the United States and globally resulting from multiple factors such as COVID-19, inflationary pressures, rising interest rates and the ongoing conflict in Ukraine. There is no assurance that such financing will be available when needed or on acceptable terms.

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

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2023 its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2022 Annual Report.

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of March 31, 2023, incentive and tax receivables included $0.2 million for refundable GST on expenses incurred with Australian vendors during the three months ended March 31, 2023.

Current incentive and tax receivables consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Research and development incentive	$964,327	$977,714
Goods and services tax	210,490	247,669
Total incentive and tax receivables - current assets	$1,174,817	$1,225,383

As of March 31, 2023, the Company’s estimate of the amount of cash refund it expects to receive for 2022 eligible spending as part of this incentive program was $1.0 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive for 2023 eligible spending through March 31, 2023 was $0.3 million and was recorded as a non-current asset.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes research and development expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Research and development expenses - before R&D incentive	$7,392,490	$5,404,208
Research and development incentive	(314,409)	(257,603)
Total research and development expenses	$7,078,081	$5,146,605

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

The following potentially dilutive securities outstanding as of March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	March 31,
	2023	2022
Stock options	6,276,016	6,063,038
Unvested restricted stock	3,480,432	2,234,322
	9,756,448	8,297,360

f. Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 effective January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on unobservable inputs and models that are supported by little or no market activity.

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair Value Measurement
	Carrying amount	as of March 31, 2023
	as of March 31, 2023	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$39,495,790	$39,495,790	$—	$—
	$39,495,790	$39,495,790	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2022
	as of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$44,663,395	$44,663,395	$—	$—
	$44,663,395	$44,663,395	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Prepaid development expenses	$343,157	$668,096
Prepaid insurance	881,610	1,546,784
Deferred financing costs	210,157	155,956
Other current assets	566,162	537,895
Total prepaid expenses and other current assets	$2,001,086	$2,908,731

(5) Property and Equipment

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	Estimated
	useful life	March 31,	December 31,
	(in years)	2023	2022
Equipment	2-5	$828,666	$828,666
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,356
Leasehold improvements	various	68,881	68,881
Construction in process		349,577	234,241
Total cost		1,588,799	1,473,463
Less accumulated depreciation		(1,115,529)	(1,063,891)
Property and equipment, net		$473,270	$409,572

Depreciation expense was $51,638 and $60,695 for the three months ended March 31, 2023 and 2022 respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accrued compensation	$997,845	$2,016,402
Accrued research and development	5,468,487	4,239,719
Other	785,082	758,761
Total accrued expenses	$7,251,414	$7,014,882

(7) Common Stock

a. At-The-Market Financing

On May 11, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2021 Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which, under a prospectus filed by the Company in May 2022, the Company may sell, from time to time, up to $75.0 million of its common stock. We are currently subject to General Instruction I.B.6 of Form S-3, and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our existing registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be subject by this limit until such time as our public float exceeds $75.0 million.

During the three months ended March 31, 2023, the Company sold and issued 1,179,077 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $0.56 per share, resulting in gross proceeds of $0.7 million. Net proceeds after deducting commissions and offering expenses were $0.6 million.

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

Pursuant to the terms of the Purchase Agreement, in July 2022, the Company issued 347,222 shares of its common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement.

During the three months ended March 31, 2023, the Company sold and issued 2,100,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.53 per share, resulting in gross and net proceeds of $1.1 million. From April 1, 2023 through May 11, 2023, the Company sold and issued 150,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.41 per share, resulting in gross and net proceeds of $0.1 million.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Stock-Based Compensation

The Company maintains the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected employees with the opportunity to receive bonus awards that are considered qualified performance-based compensation. The 2014 Plan is subject to automatic annual increases in the number of shares authorized for issuance under the 2014 Plan on the first trading day of January each year equal to the lesser of 1.5 million shares or 10% of the number of shares of common stock outstanding on the last trading day of December of the preceding year. As of January 1, 2023, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 1.5 million shares, increasing the total number of shares of common stock available for issuance under the 2014 Plan to 12,304,869 shares. As of March 31, 2023, 615,153 shares were available for future issuance under the 2014 Plan.

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

a.	Time-Based Restricted Stock Awards:

During 2022, the Company granted 841,654 time-based restricted stock awards to employees, non-employee directors and consultants, of which 744,318 restricted stock awards remained outstanding as of March 31, 2023. During the three months ended March 31, 2023, the Company granted 1,268,000 time-based restricted stock awards to employees, which all remain outstanding as of March 31, 2023.

b.	Restricted Stock Awards in Lieu of Bonus:

During the three months ended March 31, 2023, the Company granted 431,556 fully vested restricted stock awards to certain employees in lieu of their earned annual bonus. The fair value of the restricted stock of $0.3 million was recorded against accrued compensation that existed as of December 31, 2022.

c.	Performance-Based Restricted Stock Awards:

Stock-based compensation expense for performance-based grants are recorded when management estimates that the vesting of these shares is probable based on the status of the Company’s research and development programs and other relevant factors, which were established by the Company’s board of directors. The Company’s board of directors determines if the performance conditions have been met.

During 2021, the Company granted 506,911 performance-based restricted stock awards to employees, of which 187,964 restricted stock awards have fully vested and 281,947 restricted stock awards remained outstanding as of March 31, 2023. The performance-based conditions for these performance-based grants were deemed probable of achievement during the six months ended June 30, 2021 and, as of March 31, 2023, the Company has recorded $1.7 million in stock-based compensation expense related to these grants. As of March 31, 2023, there was $3,391 of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, the Company granted 556,500 performance-based restricted stock awards to employees, of which 548,000 restricted stock awards remained outstanding as of March 31, 2023. During the three months ended March 31, 2023, the Company granted 628,167 performance-based restricted stock awards to employees. As of March 31, 2023, satisfaction of the related performance conditions for both the 2022 and 2023 grants have not been deemed probable of being achieved and there was $1.1 million and $0.3 million, respectively, of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition once the performance conditions have been deemed probable.

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2023	2022	2023	2022	2023	2022
Research and development	$217,148	$261,402	$156,478	$268,094	$373,626	$529,496
General and administrative	260,260	317,424	188,100	313,562	448,360	630,986
	$477,408	$578,826	$344,578	$581,656	$821,986	$1,160,482

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2022	6,276,016	$7.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	6,276,016	$7.52	5.68	$—
Exercisable as of March 31, 2023	4,797,942	$8.95	4.84	$—
Vested and expected to vest as of March 31, 2023	6,276,016	$7.52

The weighted-average grant date fair values of options granted during the three months ended March 31, 2022 was $1.99. There were no stock options granted during the three months ended March 31, 2023.

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2023	2022
Weighted-average risk-free interest rate	n/a	1.63%
Expected term of options (in years)	n/a	6.25
Expected stock price volatility	n/a	101.37%
Expected dividend yield	n/a	0%

As of March 31, 2023, there was $2.8 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the three months ended March 31, 2023:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2022	2,114,512	$2.86
Granted	2,327,723	0.59
Vested	(961,803)	3.45
Unvested as of March 31, 2023	3,480,432	$1.28	$1,496,586
Expected to vest as of March 31, 2023	2,299,265	$1.49	$988,684

As of March 31, 2023, excluding performance-based restricted stock awards that have not been deemed probable, there was $1.5 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.79 years.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of March 31, 2023, the Company’s right-of-use asset, net of amortization, was $277,826.

Other operating lease information as of March 31, 2023:

Weighted-average remaining lease term - operating leases	1.2	years
Weighted-average discount rate - operating leases	2.76%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2023:

March 31,
Year ending:	2023
December 31, 2023	$180,315
December 31, 2024	100,175
Total minimum lease payments	280,490
Less: imputed lease interest	(4,138)
Total lease liabilities	$276,352

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease expense for the three months ended March 31, 2023 and 2022 was comprised of the following:

	Three months ended March 31,
	2023	2022
Operating lease expense	$60,421	$60,421
Variable lease expense	25,431	17,602
Total lease expense	$85,852	$78,023

Total cash payments related to leases were $85,536 and $77,707 for the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2022 Annual Report. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report, including those set forth under “Cautionary Note Regarding Forward-looking Statements” and “Risk Factors” in this Quarterly Report and our 2022 Annual Report.

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

RECONNECT Trial

In September 2021, we initiated our RECONNECT (A Randomized, Double-Blind, Placebo-Controlled, Multiple-Center, Efficacy and Safety Study of ZYN002 Administered as a Transdermal Gel to Children, Adolescents and Young Adults with Fragile X Syndrome) trial, a pivotal, multi-national, confirmatory Phase 3 trial of Zygel in patients with FXS. The trial is designed to confirm the positive results observed in patients having 100% or complete methylation of the impacted FMR1 gene in our CONNECT-FX trial.

RECONNECT is an 18-week trial that is expected to enroll approximately 200 patients, aged three through 22 years, at 29 clinical sites in the United States, Australia and the United Kingdom. Approximately 160 of the patients enrolled will have complete (100%) methylation of their FMR1 gene and approximately 40 patients will have partial methylation of their FMR1 gene. Patients will be randomized 1:1 to either Zygel or placebo. Randomization will be stratified by gender, methylation status and weight.

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

22q

Phase 2 INSPIRE Trial

In June 2022, we announced top-line results from our Phase 2 INSPIRE clinical trial, a 14-week, open-label clinical trial designed to assess the safety, tolerability and efficacy of Zygel for treatment of behavioral symptoms of 22q. The Phase 2 trial was designed for signal detection by assessing the safety, tolerability and efficacy of Zygel for the treatment of behavioral symptoms of 22q in children and adolescents. Zygel was administered to patients with 22q as an add-on therapy to their standard of care and utilized a variety of efficacy assessments. Patients who completed the initial 14-week treatment period and met certain requirements were eligible to enroll in a 24-week open label extension for a total treatment period of 38 weeks. In December 2022, we announced additional data from patients who completed 38 weeks of treatment in the INSPIRE trial. Key findings from the trial include:

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

Based on the positive Phase 2 data, we held an initial meeting with the FDA to obtain feedback on the data and the regulatory path forward for Zygel in the treatment of children and adolescents with 22q. We expect that we will continue a productive dialogue with the FDA on this topic in 2023 and arrive at an acceptable trial design by the end of 2023. The Company does not expect to commence another trial in 22q until after the RECONNECT top line results are available in the first half of 2024.

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

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $10.1 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $284.6 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

The following table summarizes research and development expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Research and development expenses - before R&D incentive	$7,392,490	$5,404,208
Research and development incentive	(314,409)	(257,603)
Total research and development expenses	$7,078,081	$5,146,605

We expect research and development expenses to increase for the year ending December 31, 2023 as compared to 2022, as we continue to conduct our RECONNECT clinical trial for FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. The impact of inflation could significantly impact the cost of our ongoing operations. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2022 Annual Report under Part II, Item 7, “Critical Accounting Estimates.” During the three months ended March 31, 2023, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2022 Annual Report.

Research and Development Expenses – Critical Accounting Estimates

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $1.9 million, or 38%, to $7.1 million for the three months ended March 31, 2023 from $5.1 million for the three months ended March 31, 2022. The increase was primarily related to increases in manufacturing and clinical costs associated with our Zygel program slightly offset by lower stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 10%, to $3.4 million for the three months ended March 31, 2023 from $3.8 million for the three months ended March 31, 2022. The decrease was primarily related to lower stock-based compensation expenses and a decrease in directors’ and officers’ liability insurance costs.

Other Income (Expense)

During the three months ended March 31, 2023 and 2022, we recognized $0.4 million and $0.1 million, respectively, in interest income. The increase in interest income was due to higher average interest rates earned on our investments. During the three months ended March 31, 2023 and 2022, we recognized a foreign currency loss of $0.1 million and a foreign currency gain of $0.3 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities. We have financed our operations primarily with the proceeds from the issuance and sale of equity securities (most notably our initial public offering, our follow-on public offerings and sales under our “at-the-market” offerings and through the Purchase Agreement), convertible promissory notes, state and federal grants and research services.

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents of $44.4 million. Our working capital was $38.0 million as of March 31, 2023.

Management believes that cash and cash equivalents as of March 31, 2023 are sufficient to fund operations and capital requirements to mid-year 2024. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There can be no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by geopolitical tensions and macroeconomic events and the recent disruptions to, and volatility in, financial markets in the United States and globally resulting from multiple factors such as COVID-19, inflationary pressures, rising interest rates and the ongoing conflict in Ukraine.

At-The-Market Financings

On May 11, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the 2021 Sales Agreement, with Cantor Fitzgerald & Co., Canaccord Genuity, LLC, H.C. Wainwright & Co. LLC and Ladenburg Thalmann & Co. Inc., as sales agents, pursuant to which, under a prospectus filed in May 2022, we may sell, from time to time, up to $75.0 million of our common stock. We are currently subject to General Instruction I.B.6 of Form S-3, and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our existing registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be subject to this limit until such time as our public float exceeds $75.0 million.

During the three months ended March 31, 2023, we sold and issued 1,179,077 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $0.56 per share, resulting in gross proceeds of $0.7 million. Net proceeds after deducting commissions and offering expenses were $0.6 million.

Equity Purchase Agreement

On July 21, 2022, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $20.0 million of our common stock. Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock. Such sales of common stock will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on July 21, 2022. The number of shares we may sell to Lincoln Park on any single business day in a regular purchase is 150,000, but that amount may be increased up to 300,000 shares, depending upon the market price of our common stock at the time of sale and subject to a maximum limit of $2.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases. During the three months ended March 31, 2023, we sold and issued 2,100,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.53 per share, resulting in gross and net proceeds of $1.1 million. From April 1, 2023 through May 11, 2023, we sold and issued 150,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.41 per share, resulting in gross and net proceeds of $0.1 million.

Debt

We had no debt outstanding as of March 31, 2023 or December 31, 2022.

Future Capital Requirements

During the three months ended March 31, 2023, net cash used in operating activities was $7.9 million, and our accumulated deficit as of March 31, 2023 was $284.6 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we may develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products;

●	the extent to which health epidemics and other outbreaks of communicable diseases, including COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions;

●	the timing and outcome of the ATO’s review regarding our eligibility to receive tax credits related to the research and development tax incentive program; and

●	liquidity constraints, failures and instability in U.S. and international financial banking systems.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through the sale of equity securities via the 2021 Sales Agreement or the Purchase Agreement, public or private equity offerings, debt financings, collaboration and licensing arrangements or other financing alternatives. Other than the Purchase Agreement, we have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, including through our 2021 Sales Agreement or Purchase Agreement, our stockholders will experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(7,880,288)	$200,632
Investing activities	(89,552)	(51,607)
Financing activities	1,729,191	1,740,840
Net (decrease) increase in cash and cash equivalents	$(6,240,649)	$1,889,865

Operating Activities

For the three months ended March 31, 2023, cash used in operating activities was $7.9 million compared $0.2 million of cash provided by operating activities for the three months ended March 31, 2022. The change from the comparable 2022 period was primarily due to the Company receiving payment of $8.0 million from the ATO, during the three months ended March 31, 2022, for the research and development incentive for the years ended December 31, 2018, 2019 and 2020. Our cash flows used in operations may differ substantially from our net loss due to non-cash charges and changes in balance sheet accounts.

Excluding the $8.0 million of cash received from the ATO in 2022, we expect cash used in operating activities to increase for the year ending December 31, 2023 as compared to 2022, as we continue to conduct our RECONNECT clinical trial for FXS.

Investing Activities

For the three months ended March 31, 2023 and 2022, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 consisted of $0.6 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement and $1.1 million in net proceeds from sales of our shares under the Purchase Agreement. Cash provided by financing activities for the three months ended March 31, 2022 consisted of $1.7 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor do we engage in any hedging activities. As of March 31, 2023, we had cash and cash equivalents of $44.4 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2022 Annual Report under the caption “Item 1A. “Risk Factors.” Except as set forth below, there have been no material changes in our risk factors included in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Most recently, First Republic Bank was acquired by JPMorgan Chase after being seized by the FDIC. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

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

ZYNERBA PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ JAMES E. FICKENSCHER
James E. Fickenscher
Chief Financial Officer
(Principal Financial and Accounting Officer)