Form 10-Q
period 2023-06-30
Zynerba Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1621443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 53,939,431 shares of common stock, $0.001 par value per share, outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

●	our expectations regarding the planned acquisition by Harmony Biosciences Holdings, Inc. (“Harmony”), including our ability to complete the pending transaction as contemplated by the Agreement and Plan of Merger, the parties’ ability to satisfy the conditions to the consummation of the offer and other conditions set forth in such agreement, the expected timetable for completing the transaction and effects of the offer and merger;
●	our expectations, projections and estimates regarding expenses, future revenue, capital requirements, incentive and other tax credit eligibility, collectability and timing and availability of and the need for additional financing, as well as our ability to continue as a going concern;
●	the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials;
●	our dependence on third parties in the conduct of our preclinical studies and clinical trials;
●	legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials;
●	the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials;
●	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval;
●	our plans and ability to develop and commercialize our product candidates;
●	the successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators;
●	the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets;
●	the coverage and reimbursement status for our product candidates from third-party payors;
●	the success of competing therapies and products that are or become available;
●	our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	legislative developments impacting our industry or the healthcare system broadly, including but not limited to the Inflation Reduction Act of 2022 and proposed changes to the Patient Protection and Affordable Care Act;
●	our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms;
●	delays, interruptions or failures in the manufacture and supply of our product candidates;
●	the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contract laboratories and independent contractors;

●	our ability to recruit or retain key scientific, commercial or management personnel or to retain our executive officers;
●	our ability to maintain proper functionality and security of our internal computer and information systems and to prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption;
●	the extent to which health pandemics and other outbreaks of communicable diseases could disrupt our operations or materially and adversely affect our business and financial conditions;
●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, and/or actions and uncertainties surrounding the debt ceiling and the federal budget;
●	adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations;
●	the extent to which the volatility of the global financial markets, inflationary pressures, banking instability and global instability, including political instability, such as a deterioration in the relationship between the U.S. and China or the ongoing conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations and/or our financial condition; and
●	the other risks, uncertainties and factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or our 2022 Annual Report, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, under the caption “Item 1A. Risk Factors”.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Quarterly Report (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. Except as otherwise indicated, our forward-looking statements do not assume the consummation of the proposed acquisition by Harmony. If such acquisition is consummated, many of the forward-looking statements contained in this Quarterly Report would no longer be applicable.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ZYNERBA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,967,515	$50,640,993
Incentive and tax receivables	1,308,583	1,225,383
Prepaid expenses and other current assets	2,018,874	2,908,731
Total current assets	39,294,972	54,775,107
Property and equipment, net	394,904	409,572
Incentive and tax receivables	567,648	—
Right-of-use assets	219,037	336,215
Total assets	$40,476,561	$55,520,894
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,479,345	$1,942,830
Accrued expenses	8,758,767	7,014,882
Lease liabilities	217,879	214,901
Total current liabilities	11,455,991	9,172,613
Lease liabilities, long-term	—	119,524
Total liabilities	11,455,991	9,292,137
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 53,939,431 shares issued and outstanding at June 30, 2023 and 47,895,687 shares issued and outstanding at December 31, 2022	53,940	47,896
Additional paid-in capital	324,373,823	320,698,146
Accumulated deficit	(295,407,193)	(274,517,285)
Total stockholders' equity	29,020,570	46,228,757
Total liabilities and stockholders' equity	$40,476,561	$55,520,894

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$7,166,708	$5,446,317	$14,244,789	$10,592,922
General and administrative	3,969,499	3,722,453	7,362,593	7,479,763
Total operating expenses	11,136,207	9,168,770	21,607,382	18,072,685
Loss from operations	(11,136,207)	(9,168,770)	(21,607,382)	(18,072,685)
Other income (expense):
Interest income	434,718	91,691	882,033	187,735
Foreign exchange loss	(74,576)	(775,927)	(164,559)	(458,675)
Total other income (expense)	360,142	(684,236)	717,474	(270,940)
Net loss	$(10,776,065)	$(9,853,006)	$(20,889,908)	$(18,343,625)

Net loss per share basic and diluted	$(0.21)	$(0.24)	$(0.42)	$(0.45)
Basic and diluted weighted average shares outstanding	50,150,138	41,406,803	49,295,103	40,858,688

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six months ended June 30, 2023
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2022	47,895,687	$47,896	$320,698,146	$(274,517,285)	$46,228,757
Issuance of common stock, net of issuance costs	3,279,077	3,279	1,747,000	—	1,750,279
Issuance of restricted stock	1,896,167	1,896	(1,896)	—	—
Common stock issued in lieu of annual bonus	431,556	432	278,940	—	279,372
Stock-based compensation expense	—	—	821,986	—	821,986
Net loss	—	—	—	(10,113,843)	(10,113,843)
Balance at March 31, 2023	53,502,487	53,503	323,544,176	(284,631,128)	38,966,551
Issuance of common stock, net of issuance costs	150,000	150	61,350	—	61,500
Issuance of restricted stock	286,944	287	(287)	—	—
Stock-based compensation expense	—	—	768,584	—	768,584
Net loss	—	—	—	(10,776,065)	(10,776,065)
Balance at June 30, 2023	53,939,431	$53,940	$324,373,823	$(295,407,193)	$29,020,570

	Six months ended June 30, 2022
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Amount	paid-in capital	deficit	equity
Balance at December 31, 2021	41,217,537	$41,218	$310,353,595	$(239,481,479)	$70,913,334
Issuance of common stock, net of issuance costs	857,060	857	1,582,916	—	1,583,773
Issuance of restricted stock	1,249,500	1,249	(1,249)	—	—
Stock-based compensation expense	—	—	1,160,482	—	1,160,482
Net loss	—	—	—	(8,490,619)	(8,490,619)
Balance at March 31, 2022	43,324,097	43,324	313,095,744	(247,972,098)	65,166,970
Issuance of common stock, net of issuance costs	488,892	489	818,877	—	819,366
Issuance of restricted stock	123,154	123	(123)	—	—
Stock-based compensation expense	—	—	1,108,543	—	1,108,543
Net loss	—	—	—	(9,853,006)	(9,853,006)
Balance at June 30, 2022	43,936,143	$43,936	$315,023,041	$(257,825,104)	$57,241,873

See accompanying notes to unaudited consolidated financial statements.

ZYNERBA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,889,908)	$(18,343,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,331	114,727
Stock-based compensation	1,590,570	2,269,025
Changes in operating assets and liabilities:
Incentive and tax receivables	(650,848)	7,545,395
Prepaid expenses and other assets	950,836	1,202,672
Right-of-use assets and liabilities	632	631
Accounts payable	582,894	(199,978)
Accrued expenses	2,000,480	(271,854)
Net cash used in operating activities	(16,298,013)	(7,683,007)
Cash flows from investing activities:
Purchases of property and equipment	(97,948)	(51,607)
Net cash used in investing activities	(97,948)	(51,607)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,827,512	2,657,567
Payment of financing fees and expenses	(105,029)	(241,318)
Net cash provided by financing activities	1,722,483	2,416,249
Net decrease in cash and cash equivalents	(14,673,478)	(5,318,365)
Cash and cash equivalents at beginning of period	50,640,993	67,808,000
Cash and cash equivalents at end of period	$35,967,515	$62,489,635

Supplemental disclosures of cash flow information:
Financing costs included in accounts payable and accrued expenses at end of period	$27,070	$134,628
Property and equipment acquired but unpaid at end of period	$93,632	$—

See accompanying notes to unaudited consolidated financial statements

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business and Liquidity

a. Nature of Business

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

b. Liquidity

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. This standard requires management to 1) identify and disclose if there are initial conditions indicating substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the financial statements, 2) disclose the principal conditions that gave rise to substantial doubt, 3) disclose management’s evaluation of the significance of those conditions in relation to the Company’s ability to meet its obligations and 4) disclose management’s plans that are intended to mitigate the adverse conditions. In accordance with the accounting standard, when considering management’s plans to mitigate the conditions giving rise to substantial doubt, management can only consider those plans which are probable to be successfully implemented.

As of June 30, 2023, the Company had cash and cash equivalents of $36.0 million and an accumulated deficit of $295.4 million. For the six months ended June 30, 2023, the Company reported a net loss of $20.9 million and cash used in operating activities of $16.3 million. The Company expects that its existing cash and cash equivalents will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements to mid-year 2024, but not more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve important research and development milestones. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios or divestitures of the Company's assets. The Company’s ability to access the capital markets or otherwise raise such capital may be adversely impacted by geopolitical tensions and macroeconomic events and the recent disruptions to, and volatility in, financial markets in the United States and globally resulting from multiple factors such as COVID-19, inflationary pressures, banking instability, rising interest rates and the ongoing conflict in Ukraine. There is no assurance that such financing will be available when needed or on acceptable terms. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

(2) Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements of the Company include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the consolidated financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Operating results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2022 Annual Report.

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

In addition, the Subsidiary incurs Goods and Services Tax (“GST”) on services provided by Australian vendors. As an Australian entity, the Subsidiary is entitled to a refund of the GST paid. The Company’s estimate of the amount of cash refund it expects to receive related to GST incurred is included in “Incentive and tax receivables” in the accompanying consolidated balance sheets. As of June 30, 2023, incentive and tax receivables included $0.2 million for refundable GST on expenses incurred with Australian vendors during the three months ended June 30, 2023.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current incentive and tax receivables consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Research and development incentive	$1,063,551	$977,714
Goods and services tax	245,032	247,669
Total incentive and tax receivables - current assets	$1,308,583	$1,225,383

As of June 30, 2023, the Company’s estimate of the amount of cash refund it expects to receive for 2022 eligible spending as part of this incentive program was $1.1 million and was recorded as a current asset. The Company’s estimate of the amount of cash refund it expects to receive for 2023 eligible spending through June 30, 2023 was $0.6 million and was recorded as a non-current asset.

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

The following table summarizes research and development expenses for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Research and development expenses - before R&D incentive	$14,930,416	$11,176,773
Research and development incentive	(685,627)	(583,851)
Total research and development expenses	$14,244,789	$10,592,922

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

The following potentially dilutive securities outstanding as of June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as their effects on net loss per share for the periods presented would be anti-dilutive:

	June 30,
	2023	2022
Stock options	6,706,432	6,276,016
Unvested restricted stock	3,618,722	2,307,476
	10,325,154	8,583,492

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

f. Recent Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (“ASU 2021-10”), which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 effective January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company's financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Fair Value Measurement
	Carrying amount	as of June 30, 2023
	as of June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$31,693,849	$31,693,849	$—	$—
	$31,693,849	$31,693,849	$—	$—

		Fair Value Measurement
	Carrying amount	as of December 31, 2022
	as of December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$44,663,395	$44,663,395	$—	$—
	$44,663,395	$44,663,395	$—	$—

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Prepaid development expenses	$884,730	$668,096
Prepaid insurance	288,097	1,546,784
Deferred financing costs	216,935	155,956
Other current assets	629,112	537,895
Total prepaid expenses and other current assets	$2,018,874	$2,908,731

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Property and Equipment

Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	Estimated
	useful life	June 30,	December 31,
	(in years)	2023	2022
Equipment	2-5	$1,165,570	$828,666
Computer equipment	3-5	30,319	30,319
Furniture and fixtures	3-5	311,356	311,356
Leasehold improvements	various	68,881	68,881
Construction in process		—	234,241
Total cost		1,576,126	1,473,463
Less accumulated depreciation		(1,181,222)	(1,063,891)
Property and equipment, net		$394,904	$409,572

Depreciation expense was $117,331 and $114,727 for the six months ended June 30, 2023 and 2022 respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accrued compensation	$1,494,753	$2,016,402
Accrued research and development	5,957,323	4,239,719
Other	1,306,691	758,761
Total accrued expenses	$8,758,767	$7,014,882

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

During the six months ended June 30, 2023, the Company sold and issued 1,179,077 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $0.56 per share, resulting in gross proceeds of $0.7 million. Net proceeds after deducting commissions and offering expenses were $0.5 million.

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

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the six months ended June 30, 2023, the Company sold and issued 2,250,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.52 per share, resulting in gross and net proceeds of $1.2 million.

(8) Stock-Based Compensation

The Company’s board of directors adopted the 2023 Zynerba Pharmaceuticals, Inc. Stock Option and Incentive Plan (the “2023 Plan”) in April 2023, which was subsequently approved by the stockholders in June 2023, under which the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights to employees, officers, non-employee directors, consultants, and advisors. The number of shares available for issuance under awards granted pursuant to the 2023 Plan was 6,900,000 shares of the Company’s common stock. Shares of common stock underlying awards granted under the 2023 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) will be added back to the share reserve available for issuance under the 2023 Plan. Notwithstanding the foregoing, the following shares shall not be added to the share reserve authorized for grant under the 2023 Plan: shares tendered or held back upon exercise of an option or shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof. Further, shares reacquired by the Company on the open market will not be added to the share reserve authorized for issuance. As of June 30, 2023, there were 6,182,640 shares available for future issuance under the 2023 Plan.

The Company also maintained the Amended and Restated 2014 Omnibus Incentive Compensation Plan, as amended (the “2014 Plan”), which allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, performance units and other stock-based awards to employees, officers, non-employee directors, consultants, and advisors. In addition, the 2014 Plan provides selected employees with the opportunity to receive bonus awards that are considered “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code. As of June 6, 2023, no additional awards will be granted under the 2014 Plan.

Options issued under the 2023 and 2014 Plans have a contractual life of 10 years and may be exercisable in cash or as otherwise determined by the board of directors. The Company has granted options to employees and non-employee directors. Stock options granted to employees primarily vest 25% upon the first anniversary of the grant date and the balance of unvested options vests in quarterly installments over the remaining three years. Stock options granted annually to non-employee directors vest on the earlier of the one-year anniversary of the grant date, or one day before the date of the Company’s next annual stockholders’ meeting that occurs after the grant date. The Company’s non-employee director compensation policy enables directors to receive stock options in lieu of quarterly cash payments. Any option granted to the directors in lieu of cash compensation vests in full on the grant date. The Company records forfeitures as they occur.

a.	Time-Based Restricted Stock Awards:

During 2022, the Company granted 841,654 time-based restricted stock awards to employees, non-employee directors and consultants, of which 595,664 restricted stock awards remain outstanding as of June 30, 2023. During the six months ended June 30, 2023, the Company granted 1,554,944 time-based restricted stock awards to employees and non-employee directors, which all remain outstanding as of June 30, 2023.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b.	Restricted Stock Awards in Lieu of Bonus:

During the six months ended June 30, 2023, the Company granted 431,556 fully vested stock awards to certain employees in lieu of their earned annual bonus. The fair value of those vested stock awards was $0.3 million and was recorded against accrued compensation that existed as of December 31, 2022.

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

During 2021, the Company granted 506,911 performance-based restricted stock awards to employees, of which 187,964 restricted stock awards have fully vested and 281,947 restricted stock awards remained outstanding as of June 30, 2023. The performance-based conditions for these performance-based grants were deemed probable of achievement during the six months ended June 30, 2021 and, as of June 30, 2023, the Company has recorded $1.7 million in stock-based compensation expense related to these grants.

During 2022, the Company granted 556,500 performance-based restricted stock awards to employees, of which 548,000 restricted stock awards remained outstanding as of June 30, 2023. During the six months ended June 30, 2023, the Company granted 628,167 performance-based restricted stock awards to employees. As of June 30, 2023, satisfaction of the related performance conditions for both the 2022 and 2023 grants have not been deemed probable of being achieved and there was $1.1 million and $0.3 million, respectively, of unrecognized stock-based compensation expense related to these performance-based awards, which will be expensed over the estimated service period related to each performance condition once the performance conditions have been deemed probable.

For the six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense related to its stock option grants and restricted stock awards, as follows:

	Stock Option Grants		Restricted stock awards		Total
	2023	2022	2023	2022	2023	2022
Research and development	$421,200	$520,729	$299,994	$497,412	$721,194	$1,018,141
General and administrative	507,374	638,241	362,002	612,643	869,376	1,250,884
	$928,574	$1,158,970	$661,996	$1,110,055	$1,590,570	$2,269,025

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding as of December 31, 2022	6,276,016	$7.52
Granted	430,416	0.35
Outstanding as of June 30, 2023	6,706,432	$7.06	5.72	$—
Exercisable as of June 30, 2023	5,159,646	$8.47	4.86	$—
Vested and expected to vest as of June 30, 2023	6,706,432	$7.06

The weighted-average grant date fair values of options granted during the six months ended June 30, 2023 and 2022 were $0.25 and $1.74, respectively.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of stock options granted were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2023	2022
Weighted-average risk-free interest rate	3.99%	2.02%
Expected term of options (in years)	5.50	6.11
Expected stock price volatility	87.35%	100.23%
Expected dividend yield	0%	0%

As of June 30, 2023, there was $2.5 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the Company’s restricted stock award activity under the 2014 Plan for the six months ended June 30, 2023:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested as of December 31, 2022	2,114,512	$2.86
Granted	2,614,667	0.56
Vested	(1,110,457)	2.92
Unvested as of June 30, 2023	3,618,722	$1.21	$1,179,703
Expected to vest as of June 30, 2023	2,437,555	$1.38	$794,643

As of June 30, 2023, excluding performance-based restricted stock awards that have not been deemed probable, there was $1.3 million of unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years.

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

As of March 1, 2021, the effective date of the lease modification, the Company remeasured the lease liability for the remaining portion of the lease and adjusted the lease liability to $755,085 and right-of-use assets to $752,391, which was recorded net of a deferred rent liability of $2,694. As of June 30, 2023, the Company’s right-of-use asset, net of amortization, was $219,037.

ZYNERBA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other operating lease information as of June 30, 2023:

Weighted-average remaining lease term - operating leases	0.9	years
Weighted-average discount rate - operating leases	2.76%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2023:

June 30,
Year ending:	2023
December 31, 2023	$120,210
December 31, 2024	100,175
Total minimum lease payments	220,385
Less: imputed lease interest	(2,506)
Total lease liabilities	$217,879

Lease expense for the six months ended June 30, 2023 was comprised of the following:

	Six months ended June 30,
	2023	2022
Operating lease expense	$120,842	$120,842
Variable lease expense	40,105	32,276
Total lease expense	$160,947	$153,118

Total cash payments related to leases were $160,316 and $152,487 for the six months ended June 30, 2023 and 2022, respectively.

10) Subsequent Events

Merger Agreement

On August 14, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Harmony Biosciences Holdings, Inc. (“Harmony”) and Xylophone Acquisition Corp., a wholly owned subsidiary of Harmony (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Harmony will commence a tender offer (the “Offer”) to acquire all of the issued and outstanding shares of common stock, par value $0.001 per share, of the Company (“Company Common Stock”), for (i) approximately $1.1059 per share of Company Common Stock (the “Common Cash Amount”), in cash, subject to any applicable withholding of taxes and without interest, plus (ii) one contingent value right per share of Company Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Company Common Stock in the form of one or more potential contingent payments, in cash, subject to any applicable withholding of taxes and without interest, upon the achievement of certain milestones as set forth in, and subject to and in accordance with the terms and conditions of, the Contingent Value Rights Agreement (the Common Cash Amount plus the Common CVR Amount, collectively, or any different amount per share paid pursuant to the Offer to the extent permitted by the Merger Agreement, being the “Offer Price”). The Offer will initially expire at 5:00 p.m. (New York City time) on the date that is 21 business days following the commencement of the Offer, subject to extension under certain circumstances. Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Harmony and Merger Sub. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

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

Overview

Acquisition by Harmony Biosciences

On August 14, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Harmony Biosciences Holdings, Inc. (“Harmony”) and Xylophone Acquisition Corp., a wholly owned subsidiary of Harmony (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Harmony will commence a tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock, par value $0.001 per share (“Company Common Stock”), for (i) approximately $1.1059 per share of Company Common Stock (“Common Cash Amount”), in cash, subject to any applicable withholding of taxes and without interest, plus (ii) one contingent value right per share of Company Common Stock (the “Common CVR Amount”), which represents the right to receive up to approximately $2.5444 per share of Company Common Stock in the form of one or more potential contingent payments, in cash, subject to any applicable withholding of taxes and without interest, upon the achievement of certain milestones as set forth in, and subject to and in accordance with the terms and conditions of, the Contingent Value Rights Agreement (the Common Cash Amount plus the Common CVR Amount, collectively, or any different amount per share paid pursuant to the Offer to the extent permitted by the Merger Agreement, being the “Offer Price”). The Offer will initially expire at 5:00 p.m. (New York City time) on the date that is 21 business days following the commencement of the Offer, subject to extension under certain circumstances.

Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger. Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of common stock upon the acquisition by Harmony of a majority of the aggregate voting power of common stock. As a result of the Merger, we will cease to be a publicly traded company. The Merger Agreement includes customary representations, warranties and covenants of us, Harmony and Merger Sub. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement. Except as otherwise indicated, we have prepared this Quarterly Report and the forward-looking statements contained in this Quarterly Report as if we were going to remain an independent, standalone company. If the acquisition is consummated, many of the forward-looking statements contained in this Quarterly Report would no longer be applicable.

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

Impact of Pandemics, Epidemics and Health-Related Crises

In response to the impact of COVID-19, for our clinical development programs, we implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during COVID-19, including remote site monitoring and patient visits using telemedicine where needed and appropriate, direct-to-patient drug shipments and local study-related clinical laboratory collection. There is a possibility that our current or future clinical trial sites may be affected by COVID-19, or a similar pandemic, epidemic or outbreak of a communicable disease, due to prioritization of hospital resources toward such health crisis, as well as the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed.

In the fall of 2022, there was a significantly higher prevalence of influenza and RSV, in addition to the ongoing presence of COVID-19, leading to a “tripledemic”. The impact of the tripledemic was greatest in children, who are the primary population for our clinical trials.

We are aware that several clinical sites involved in our clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay or extend our projected clinical trial timelines. Some of our third-party manufacturers, which we use for the supply of materials for product candidates or other materials necessary to manufacture products to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by COVID-19, or a similar pandemic, epidemic or outbreak of a communicable disease. Should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our current or planned clinical trials. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to our consolidated financial statements.

Operations

We have never been profitable and have incurred net losses since inception. Our net losses were $20.9 million and $18.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, our accumulated deficit was $295.4 million. We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

The following table summarizes research and development expenses for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Research and development expenses - before R&D incentive	$14,930,416	$11,176,773
Research and development incentive	(685,627)	(583,851)
Total research and development expenses	$14,244,789	$10,592,922

We expect research and development expenses to increase for the year ending December 31, 2023, as compared to 2022, as we continue to conduct our RECONNECT clinical trial for FXS. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. The impact of inflation could significantly impact the cost of our ongoing operations. Completion of our preclinical development and clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.

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

We define our critical accounting policies as those that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Critical accounting estimates and the accounting policies critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements are discussed in our 2022 Annual Report under Part II, Item 7, “Critical Accounting Estimates.” During the

six months ended June 30, 2023, there have been no material changes to the critical accounting estimates or critical accounting policies discussed in our 2022 Annual Report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $1.8 million, or 32%, to $7.2 million for the three months ended June 30, 2023 from $5.4 million for the three months ended June 30, 2022. The increase was primarily related to increases in manufacturing and clinical costs associated with our Zygel program slightly offset by lower stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 7%, to $4.0 million for the three months ended June 30, 2023 from $3.7 million for the three months ended June 30, 2022. The increase was primarily related to higher legal fees and increased proxy solicitation costs related to our annual meeting, partially offset by lower stock-based compensation expenses and a decrease in directors’ and officers’ liability insurance costs.

Other Income (Expense)

During the three months ended June 30, 2023 and 2022, we recognized $0.4 million and $0.1 million, respectively, in interest income. The increase in interest income was due to higher average interest rates earned on our investments. During the three months ended June 30, 2023 and 2022, we recognized a foreign currency loss of $0.1 million and $0.8 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

Comparison of the Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

Research and development expenses increased by $3.6 million, or 34%, to $14.2 million for the six months ended June 30, 2023 from $10.6 million for the six months ended June 30, 2022. The increase was primarily related to increases in manufacturing and clinical costs associated with our Zygel program slightly offset by lower stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2%, to $7.4 million for the six months ended June 30, 2023 from $7.5 million for the six months ended June 30, 2022. The decrease was primarily related to lower stock-based compensation expenses and a decrease in directors’ and officers’ liability insurance costs slightly offset by an increase in legal fees.

Other Income (Expense)

During the six months ended June 30, 2023 and 2022, we recognized $0.9 million and $0.2 million, respectively, in interest income. The increase in interest income was due to higher average interest rates earned on our investments. During the six months ended June 30, 2023 and 2022, we recognized a foreign currency loss of $0.2 million and $0.5 million, respectively. Foreign currency gains and losses are due primarily to the remeasurement of the Subsidiary’s assets and liabilities, which are denominated in the local currency to the Subsidiary’s functional currency, which is the U.S. dollar.

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

To date, we have not generated any revenue from the sale of products, and we do not anticipate generating any revenue from the sales of products for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents of $36.0 million. Our working capital was $27.8 million as of June 30, 2023.

Management believes that cash and cash equivalents as of June 30, 2023 will be sufficient to enable us to fund operating expenses and capital expenditure requirements to mid-year 2024, but not more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Substantial additional financings will be needed to fund our operations and to complete clinical development of and to commercially develop our product candidates. There can be no assurance that such financing will be available when needed or on acceptable terms. Our ability to access the capital markets or otherwise raise such capital may be adversely impacted by geopolitical tensions and macroeconomic events and the recent disruptions to, and volatility in, financial markets in the United States and globally resulting from multiple factors such as health-related crises, inflationary pressures, banking instability, rising interest rates and the ongoing conflict in Ukraine.

Additionally, while the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subject to a variety of specified limitations absent Harmony’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, sell, transfer or license our assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, issue securities and incur indebtedness.

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

During the six months ended June 30, 2023, we sold and issued 1,179,077 shares of common stock under the 2021 Sales Agreement in the open market at a weighted average selling price of $0.56 per share, resulting in gross proceeds of $0.7 million. Net proceeds after deducting commissions and offering expenses were $0.5 million.

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

During the six months ended June 30, 2023, we sold and issued 2,250,000 shares of common stock under the Purchase Agreement at a weighted average selling price of $0.52 per share, resulting in gross and net proceeds of $1.2 million.

Debt

We had no debt outstanding as of June 30, 2023 or December 31, 2022.

Future Capital Requirements

During the six months ended June 30, 2023, net cash used in operating activities was $16.3 million, and our accumulated deficit as of June 30, 2023 was $295.4 million. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make in the future. To the extent that we enter into any of those types of transactions, we may need to raise substantial additional capital.

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

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates that we may develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	costs and timing of the implementation of commercial scale manufacturing activities;

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to independently commercialize our products;

●	the extent to which pandemics, epidemics and other outbreaks of communicable diseases could disrupt our operations or materially and adversely affect our business and financial conditions;

●	the timing and outcome of the ATO’s review regarding our eligibility to receive tax credits related to the research and development tax incentive program; and

●	liquidity constraints, failures and instability in U.S. and international financial banking systems.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of June 30, 2023, we will need to raise additional capital in the next twelve months to continue as a going concern.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through the sale of equity securities via the 2021 Sales Agreement or the Purchase Agreement, public or private equity offerings, debt financings, collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios, divestitures of our assets, or other financing alternatives. Other than the Purchase Agreement, we have no committed external sources of funds. Additional equity or debt financing or collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, including through our 2021 Sales Agreement or Purchase Agreement, our stockholders will experience dilution.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flows Data:
Total net cash (used in) provided by:
Operating activities	$(16,298,013)	$(7,683,007)
Investing activities	(97,948)	(51,607)
Financing activities	1,722,483	2,416,249
Net decrease in cash and cash equivalents	$(14,673,478)	$(5,318,365)

Operating Activities

For the six months ended June 30, 2023, cash used in operating activities was $16.3 million compared $7.7 million of cash provided by operating activities for the six months ended June 30, 2022. The change from the comparable 2022 period was primarily due to (a) the Company receiving payment of $8.0 million from the ATO, during the six months ended March 31, 2022, for the research and development incentive for the years ended December 31, 2018, 2019 and 2020, (b) increased research and development expenses related to the clinical trial costs of our Zygel program, slightly offset by (c) changes in accounts payable and accrued expenses. Our cash flows used in operations may differ substantially from our net loss due to non-cash charges and changes in balance sheet accounts.

Excluding the $8.0 million of cash received from the ATO in 2022, we expect cash used in operating activities to increase for the year ending December 31, 2023 as compared to 2022, as we continue to conduct our RECONNECT clinical trial for FXS.

Investing Activities

For the six months ended June 30, 2023 and 2022, cash used in investing activities represented the cost of expenditures made for manufacturing equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 consisted of $0.5 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement and $1.2 million in net proceeds from sales of our shares under the Purchase Agreement. Cash provided by financing activities for the six months ended June 30, 2022 consisted of $2.4 million in net proceeds from sales of our shares of common stock under the 2021 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor do we engage in any hedging activities. As of June 30, 2023, we had cash and cash equivalents of $36.0 million consisting primarily of cash and money market account balances. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the Securities and Exchange Commission. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2022 Annual Report, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, under the caption “Item 1A. “Risk Factors.” Except as set forth below, there have been no material changes in our risk factors since we filed those reports. The risks described in those reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to the Pending Acquisition

The completion of the Offer and the Merger are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Offer and the Merger could have material adverse effects on our business, financial condition and results of operations.

On August 14, 2023, we entered into the Merger Agreement with Harmony and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Harmony will commence the Offer to acquire all of the issued and outstanding shares of our common stock. Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger. The completion of the Offer and the Merger are subject to a number of conditions, which make the completion and timing of the Offer and Merger uncertain. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

If the Offer and Merger are not consummated within the expected time frame or at all, we may be subject to a number of material risks and our financial results and operations may be materially adversely affected. Our share price may fluctuate significantly based on announcement by Harmony, other third parties or us regarding the Offer and Merger.

In the event the Offer and the Merger are not timely consummated, the price of our common stock may decline. In addition, some costs related to the Offer and the Merger must be paid whether or not the Offer and the Merger are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Offer and Merger, for which we will have received little or no benefit if completion of the Merger does not occur. In such an event, we may also experience negative reactions from our investors, suppliers, and employees. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay Harmony a termination fee of $4.5 million.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains customary “no-shop” restrictions that, subject to certain exceptions, inhibit our ability to solicit alternative transaction proposals from third parties and engage in discussions or negotiations with third parties regarding transaction proposals. In the event we receive any alternative transaction proposal, then we are required to provide prompt notice (and in any event within 24 hours after receipt thereof) and certain information concerning such proposal to Harmony. It is possible that these or other provisions in the Merger Agreement, including a termination fee of $4.5 million payable to Harmony under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Offer and Merger, which may delay or prevent the proposed Offer and Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Harmony, Harmony’s board of directors, and others in the future in connection with the transactions contemplated by the Merger Agreement. The outcome of future litigation is uncertain, and we may not be successful in defending against any such future claims. Future lawsuits that may be filed against us, our board of directors, Harmony, or Harmony’s board of directors could delay or prevent the consummation of the Offer and the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

The following risk factors do not take into account the planned Offer and Merger and assume that we continue to operate our business.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

On November 1, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the prior 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing, or the Bid Price Rule. Therefore, in accordance with the Nasdaq Listing Rules, we were provided 180 calendar days, or until May 1, 2023, to regain compliance.

In accordance with the deficiency letter and the Nasdaq Listing Rules, we notified Nasdaq of our intention to cure the deficiency and requested an additional 180 calendar days in order to do so. On May 2, 2023, Nasdaq approved our transfer from The Nasdaq Global Market to The Nasdaq Capital Market and granted an additional 180 calendar days, or until October 30, 2023, to regain compliance with the Bid Price Rule. If, at any time before October 30, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rules. We have not regained compliance with the Bid Price Rule as of the filing date of this Quarterly Report on Form 10-Q.

We intend to regain compliance with the Bid Price Rule by implementing a reverse stock split. We are seeking stockholder approval of a reverse stock split of our common stock at a ratio of any whole number between 1-for-2 and 1-for-50, or the Reverse Stock Split Proposal, at our 2023 Annual Meeting of Stockholders, or the 2023 Annual Meeting, which requires approval by a majority of the outstanding shares of our common stock entitled to vote. The 2023 Annual Meeting was held on June 13, 2023 and since then has been adjourned twice with respect to the Reverse Stock Split Proposal, most recently until August 25, 2023, in an effort to solicit additional stockholder votes. As of the filing date of this Quarterly Report on Form 10-Q, we continue to solicit votes from our stockholders with respect to the Reverse Stock Split Proposal.

However, there is no assurance that our stockholders will ultimately approve the Reverse Stock Split Proposal by October 30, 2023, or that, even if approved, any such reverse stock split would have the intended effect, or that any other attempt we may undertake will result in compliance with the Bid Price Rule, or that our common stock will not be delisted from Nasdaq. If we fail to regain and/or maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our common stock. Even if we are not delisted, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock, or our ability to raise capital. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we and our stockholders could face significant negative consequences including:

●	limited availability of market quotations and liquidity for our securities;
●	a determination that our common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
●	a limited amount of analyst coverage, if any; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our liquidity position raises substantial doubt about our ability to continue as a going concern and we will require substantial additional funding.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof. As of June 30, 2023, we had an accumulated deficit of $295.4 million, cash and cash equivalents of $36.0 million and current liabilities of $11.5 million. Based on available resources, we believe that our cash and cash equivalents on hand will be sufficient to fund our currently anticipated operating and capital expenditure requirements to mid-year 2024. We expect to continue to incur losses for the foreseeable future as we continue our efforts to develop our current and future product candidates.

Substantial additional financing will be needed by us to fund our operations and capital expenditure requirements. Although we currently estimate that available funds could be sufficient to mid-year 2024, we have based these estimates on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms, or at all, and any equity we are able to issue could lead to dilution for current stockholders;
●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions;
●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and
●	if we fail to obtain required additional financing to grow our business we may need to seek bankruptcy protection in the near term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023, our Board of Directors appointed Kenneth Jones, the Company’s Corporate Controller, to serve as the Company’s Interim Chief Financial Officer and perform the duties of the principal financial officer and principal accounting officer while James Fickenscher, the Company’s Chief Financial Officer and Vice President, Corporate Development, is on a temporary medical leave of absence. Mr. Jones will continue to serve as the Company’s Corporate Controller during this time. We expect Mr. Fickenscher will resume his position as the Company’s Chief Financial Officer and Vice President, Corporate Development and perform the duties of the principal financial officer and principal accounting officer upon his return.

Mr. Jones, 59, has served as Vice President and Corporate Controller of the Company since March 2017 bringing more than 25 years of experience in high-growth, early-stage private and public companies. Prior to joining us, Mr. Jones served as Controller at Vitae Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, from December 2006 to March 2017. In this role, Mr. Jones was instrumental in transforming the company from a private start-up to a public development stage company. He was responsible for the overall management of the company’s accounting and financial reporting function until the company was acquired by Allergan plc in 2016. From August 2001 to October 2006, Mr. Jones served as Vice President and Controller at UbiquiTel, Inc., a telecommunications company, where he was responsible for providing both an operational and financial reporting role until the company was acquired by Sprint Nextel Corp. in 2006. Mr. Jones holds a B.S. in Accounting from Bloomsburg University of Pennsylvania and is a certified public accountant.

There are no arrangements or understandings between Mr. Jones and any other persons pursuant to which Mr. Jones was appointed as Interim Chief Financial Officer of the Company. In addition, there are no family relationships between Mr. Jones and any director or executive officer of the Company, and there are no transactions involving Mr. Jones requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are being filed herewith:

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
10.2	Form of Incentive Stock Option Agreement under Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
10.3	Form of Non-Qualified Stock Option Agreement for Company Employees under Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
10.5	Form of Restricted Stock Award Agreement under Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
10.6	Form of Restricted Stock Award Agreement for Non-Employee Directors under Zynerba Pharmaceuticals, Inc. 2023 Stock Option and Incentive Plan
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

ZYNERBA PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ ARMANDO ANIDO
Armando Anido
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ KENNETH T. JONES
Kenneth T. Jones
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)